Form 10QSB
period 2001-03-31
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2001-05-15
CIK 1121745

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   Form 10-QSB

                                   (Mark One)

            [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

            [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________ to ____________

                         Commission file number

                           Atlas America - Public #9 Ltd.
                   (Name of small business issuer in its charter)

              Pennsylvania                               25-1867510
     (State or other jurisdiction of       ( I.R.S. Employer identification No.)
     incorporated or organization)

                 311 Rouser Road, Moon Township, Pennsylvania  15108
                (Address of principle executive offices)   (Zip Code)

                         Issuer's telephone (412) 262-2830

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
Transitional Small Business Disclosure Format (check one):
Yes   X    No

                                    PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas America Public # 9 Ltd. (the "Partnership") for the period January 1, 2001 to March 31, 2001.

Item 2.  Description of Business

The Partnership has spudded approximately 80.75 net wells to the Clinton/Medina formation in Armstrong, Fayette, Mercer and Lawrence Counties, Pennsylvania. In Ohio, Mahoning, Stark, Noble, Columbiana & Trumbull Counties. As of March 31, 2001, 27 net wells are in production. The first quarterly distribution is expected to be in July 2001 for natural gas production during January, February, March and April, 2001.

Net Production revenue for the first two months was $54,404 which includes landowners royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

Although management does not anticipate that the Partnership will have to do so, any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Altas or its affiliates, although Atlas is not contractually committed to make such a loan. No borrowings will be obtained from third parties.

                                    PART II

Item 1.  Legal Proceeding
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

14-May-01

                        ATLAS AMERICA - PUBLIC #9 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                                 BALANCE SHEET
                  AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                                       MAR 31
                                                        2001        December 31     Increase
                                                     (unaudited)        2000       (Decrease)
                                                     ----------------------------------------

ASSETS

CURRENT ASSETS

     Cash                                            $         -     $         -    $       -
     Accounts receivable                                  47,401               0       47,401
                                                     ------------------------------------------
  TOTAL CURRENT ASSETS                                    47,401               0       47,401

     Oil and Gas drilling contracts/leases,
       net of accum. depl. & amort.                   19,004,830      19,017,388      (12,558)
                                                     ----------------------------------------

  TOTAL ASSETS                                       $19,052,231     $19,017,388    $  34,843
                                                     ========================================

LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable                                $    22,242     $    21,437    $     805
     Partners' Capital                                19,029,989      18,995,951       34,038
                                                     ----------------------------------------

  TOTAL LIABILITIES AND PARTNERS' CAPITAL            $19,052,231     $19,017,388    $  34,843
                                                     ----------------------------------------

The notes to Financial Statements are an integral part of this statement.

                         ATLAS AMERICA - PUBLIC #9 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                         STATEMENT OF INCOME (Unaudited)
              For the three months ended March 31, 2001 and 2000

                                                     Three Months Ended
                                                          March 31,
                                                     2001          2000
                                                ----------------------------
REVENUE
-------

      Natural gas sales                           $  49,113      $       0
                                                ----------------------------

           Total Revenue                             49,113              0

EXPENSES
--------
     Well Operating Expense                           1,712              0
     Depletion and depreciation of oil and
       gas wells and leases                          12,558              0
     General and administrative fees                    805              0


                                                ----------------------------
           Total Expenses                            15,075              -
                                                ----------------------------

Net Earnings (Loss)                               $  34,038     $        -
                                                ============================

The notes to Financial Statements are an integral part of this statement.

                         ATLAS AMERICA - PUBLIC #9 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                 STATEMENT OF CASH FLOWS (Unaudited)
                    For the three months ended March 31, 2001

                                                                                     THREE MONTHS ENDED
                                                                                          MAR 31,
                                                                                     ------------------
                           INCREASE (DECREASE) IN CASH                                       2001
                           ---------------------------                               ------------------
Cash flows from operating activities
     Net Earnings                                                                           $ 34,038
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
                Depletion and depreciation                                                    12,558
                Organization costs
                (Increase) in accounts receivable                                            (47,401)
                Increase in accounts payable                                                     805
                                                                                    -----------------------

Cash provided by operating activities                                                            -0-

Cash flows used in financing activities:

     Distributions to Partners                                                                   -0-

Cash flows from financing activities
                                                                                    -----------------------

Net Increase in Cash                                                                               0

Cash at beginning of period                                                                        0
                                                                                    -----------------------

Cash at end of period                                                                             $0
                                                                                    =======================

The notes to Financial Statements are an integral part of this statement.

                         ATLAS AMERICA - PUBLIC #9 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
        STATEMENTOF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                 For the three months ended March, 31, 2001

                                                           MANAGING
                                                            GENERAL               OTHER
                                                            PARTNER              PARTNERS             TOTAL
                                                          ----------            -----------        -----------
BALANCE AT JANUARY 1, 2000                                $5,486,497            $13,509,454        $18,995,951



Participation in revenue and expenses:

                Net Production Revenues                       13,746                 33,655             47,401

                Depletion and depreciation                    (3,642)                (8,916)           (12,558)

                Other costs                                     (232)                  (573)              (805)
                                                          ----------            -----------        -----------
Net Earnings                                                   9,872                 24,166             34,038


Distributions                                                 21,437                (21,437)               -0-
                                                          ----------            -----------        -----------
BALANCE AT MARCH 31, 2001                                 $5,517,806            $13,512,183        $19,029,989
                                                          ==========            ===========        ===========

The notes to Financial Statements are an integral part of this statement.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                          ATLAS AMERICA PUBLIC # 9 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP

1.       INTERIM FINANCIAL STATEMENTS

         The financial statements as of March 31, 2001 and for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 2000 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

2.       SIGNIFICANT ACCOUNTING POLICIES

         The Partnership uses the successful efforts method of accounting for oil and gas activities. Costs to acquire mineral interests in oil and gas properties and drill and equip wells are capitalized. Oil and gas properties are periodically assessed and when unamortized costs exceed expected future net cash flows, a loss is recognized by a charge to income.

         Capitalized costs of oil and gas wells and leases are depreciated, depleted and amortized by the unit of production method.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         ATLAS AMERICA PUBLIC # 9 LTD.

Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001

The Partnership commenced production in January, 2001. Natural gas sales revenue for the two months ended March 31, 2001 amounted to $49,113 based on gas production of 8,970 Mcf. The average sales price for gas production during this period was $5.48/Mcf.



FINANCIAL CONDITION

LIQUIDITY

There were no cash payments to the Partnership from the initial production from the wells in this program during the three months ended March 31, 2001. The Partnership's working capital increased from $(21,437) at December 31, 2000 to $25,159 at March 31, 2001. The increase is attributable to the commencement of natural gas production for new wells turned on-line during the current quarter, which resulted in higher receivables in connection with sales of gas produced.

CAPITAL RESOURCES

There were no new material commitments for capital expenditures during the period and the Partnership does not expect any in the foreseeable future.

                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Atlas America Public # 9 Ltd.




By (Signature and Title:)                Atlas Resources, Inc.,
                                         Managing General Partner




By (Signature and Title:)                /s/ Frank Carolas
                                        Executive Vice President


Date:  May 14, 2001

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title:)               /s/ Frank Carolas
                                        Executive Vice President

Date:  May 14, 2001

By: (Signature and Title:)               /s/ Louis Tierno, Jr.
                                          Corporate Controller

Date:  May 14, 2001