Form 10QSB
period 2001-06-30
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2001-08-14
CIK 1121745

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   Form 10-QSB

                                   (Mark One)

            [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

            [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________ to ____________

                         Commission file number  333-44130

                           Atlas America - Public #9 Ltd.
                   (Name of small business issuer in its charter)

              Pennsylvania                               25-1867510
     (State or other jurisdiction of       (I.R.S. Employer identification No.)
     incorporated or organization)

                 311 Rouser Road, Moon Township, Pennsylvania  15108
                (Address of principle executive offices)   (Zip Code)

                         Issuer's telephone (412) 262-2830

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

Transitional Small Business Disclosure Format (check one):
Yes X   No

FORWARD-LOOKING STATEMENT AND ASSOCIATED RISK

Other than statements of historical facts, the statements included in this report and its exhibits address activities, events or developments that management anticipates will or may occur in the future. These forward-looking statements include such things as investment objectives, business strategy, estimated future capital expenditures, competitive strengths and goals, reference to future success, and other similar matters. These statements are based on certain assumptions and analyses made by management in light of our experience and perception of historical trends, current conditions and expected future developments. However, whether actual results will conform with these expectations is subject to a number of risks and uncertainties, many of which are beyond our control, including general economic market or business conditions, changes in laws or regulations, uncertainties concerning the price of oil and gas, and other risks. Thus, all of the forward-looking statements made in this report and its exhibits are qualified by these cautionary statements. There can be no assurance that actual results will conform with our expectations.

                                     PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas America Public # 9 Ltd. (the "Partnership") for the period January 1, 2001 to June 30, 2001.

Item 2.  Description of Business

The Partnership has spudded 85 gross wells (80.75 net wells) to the Clinton/Medina formation in Armstrong, Fayette, Mercer and Lawrence Counties, Pennsylvania and Mahoning, Stark, Noble, Columbiana & Trumbull Counties in Ohio. As of June 30, 2001, 33 gross wells are in production. The first quarterly distribution was made in July 2001 for natural gas production during January, February, March and April, 2001.

Revenues for the first six months were $743,225. Expenses for this period were $263,370. Included in these expenses were $75.00 per month per producing well for a management fee and $275.00 per month per producing well for an operating fee changed by the managing partner.

For the next twelve months management believes that the Partnership has adequate capital. No other wells will be drilled and, therefore, no additional funds will be required.

Although management does not anticipate the need for additional funding, if the need arises the Partnership will obtain the funding from production revenues or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. No borrowings will be obtained from third parties.

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

                         ATLAS AMERICA - PUBLIC #9 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                                 BALANCE SHEET
                   AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                        JUNE 30             DECEMBER 31
                                                                          2001                  2000
                                                                      (unaudited)
                                                                   -------------------------------------
ASSETS

CURRENT ASSETS

           Cash                                                             $ 316,399                 -
           Accounts receivable - affiliate                                    397,854                 -
                                                                   -------------------------------------
      TOTAL CURRENT ASSETS                                                    714,253                 -

           Oil and Gas wells, drilling contracts, and leases               19,017,388        19,017,388
              Less accumulated depletion and depreciation                    (204,256)
                                                                   -------------------------------------
                                                                           18,813,132        19,017,388
                                                                   -------------------------------------
      TOTAL ASSETS                                                       $ 19,527,385      $ 19,017,388
                                                                   =====================================


LIABILITIES AND PARTNER'S CAPITAL

           Accounts payable - affiliate                                      $ 51,579          $ 21,437
                                                                   -------------------------------------
      TOTAL LIABILITIES                                                        51,579            21,437

           Partner's Capital
              Managing General Partner                                      5,625,895         5,486,497
              Limited Partners (1,500 units)                               13,849,911        13,509,454
                                                                   -------------------------------------
                       Partners' Capital                                   19,475,806        18,995,951
                                                                   -------------------------------------
TOTAL LIABILITIES AND PARTNER'S CAPITAL                                  $ 19,527,385      $ 19,017,388
                                                                   =====================================

                        ATLAS AMERICA - PUBLIC #9 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                       STATEMENT OF INCOME (Unaudited)
               FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001

                                                                SIX MONTHS                 THREE MONTHS
                                                                  JUNE 30                     JUNE 30
                                                                   2001                         2001
                                                            --------------------       ---------------------
REVENUES

           Natural gas sales                                          $ 713,159                   $ 664,046
           Interest Income                                               30,066                      30,066
                                                            --------------------       ---------------------
      TOTAL REVENUES                                                    743,225                     694,112

EXPENSES

           Well operating expense                                        42,809                      41,097
           Depletion and depreciation of oil and
             gas wells and leases                                       204,256                     191,698
           Management fees                                               16,305                      15,500
                                                            --------------------       ---------------------
      TOTAL EXPENSES                                                    263,370                     248,295
                                                            --------------------       ---------------------
NET EARNINGS                                                          $ 479,855                   $ 445,817
                                                            ====================       =====================


ALLOCATION OF EARNINGS:

      Managing General Partner                                        $ 139,398                   $ 129,526
                                                            ====================       =====================

      Limited Partners                                                $ 340,457                   $ 316,291
                                                            ====================       =====================
           Net earnings per limited partnership
                 interest                                              $ 226.97                    $ 210.86
                                                            ====================       =====================

                         ATLAS AMERICA - PUBLIC #9 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                       STATEMENT OF CASH FLOWS (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                                          JUNE 30
                                                                            2001
                                                                     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings                                                           $ 479,855
      Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Depletion and depreciation                                          204,256
           (Increase) in accounts receivable                                  (397,854)
           Increase/(Decrease) in account payable and
           accrued liabilities                                                  30,142
                                                                     ------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                          316,399
                                                                     ------------------
NET INCREASE IN CASH                                                           316,399

CASH AT BEGINNING OF PERIOD                                                          -
                                                                     ------------------
CASH AT END OF PERIOD                                                        $ 316,399
                                                                     ==================

                        ATLAS AMERICA - PUBLIC #9 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                            MANAGING
                                             GENERAL           LIMITED
                                             PARTNER           PARTNERS            TOTAL
                                        -----------------------------------------------------
BALANCE AT JANUARY 1, 2001                  $ 5,486,497       $ 13,509,454      $ 18,995,951

Participation in revenue and expense
      Net gas sales                             206,816            506,343           713,159
      Interest income                             8,719             21,347            30,066
      Well operating costs                      (12,415)           (30,394)          (42,809)
      Depletion and depreciation                (58,994)          (145,262)         (204,256)
      Management fees                            (4,728)           (11,577)          (16,305)
                                        -----------------------------------------------------
NET EARNINGS                                    139,398            340,457           479,855

DISTRIBUTIONS                                         -                  -                 -
                                        -----------------------------------------------------
BALANCE AT JUNE 30, 2001                    $ 5,625,895       $ 13,849,911      $ 19,475,806
                                        =====================================================

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                          ATLAS AMERICA PUBLIC # 9 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP


1.       INTERIM FINANCIAL STATEMENTS

         These financial statements as of June 30, 2001 and for the six and three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 2000 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 2001

Revenues

During the three months ended June 30, 2001 an additional 5 wells were put into production. Natural Gas production for the quarter was 142,978 Mcf at an average price of $4.64 per Mcf. Sales of natural gas were $664,046 which reflects an increase in sales of $614,933 over the first quarter. This increase is due to a full quarter of production from wells put on line in the first quarter.

Interest is earned on the balance in the cash account. During the June quarter the partnership earned $30,066.

Expenses

Well operating expense was $41,097 for the three months ended June 30, 2001. This increase in expense over the first quarter reflects the increase in the number of wells put into production.

Depletion and depreciation on oil and gas wells was $191,698. This increase was the result of the additional production in this quarter.

Management fees are based on the number of wells put into production. The increased number of wells in production and the length of time the wells were in production accounts for the increase of $14,695 over the first quarter of 2001.

Net Earnings were $445,817 for the three months ended June 30, 2001.

                            SIX MONTHS ENDED JUNE 30, 2001

Revenues

The Partnership commenced production in January, 2001. Natural gas sales revenue for the six months ended June 30, 2001 amounted to $713,159 based on gas production of 151,948 Mcf. The average sales price for gas production for the six months was $4.69 per Mcf.

Interest is earned on the balance in the cash account. During the April to June quarter the partnership earned $30,066.

Expenses

Well operating expense were $42,809 for the six months ended June 30, 2001. This expense reflects the costs of producing the gas and contains the operating fees charged by the managing partner.

Depletion and depreciation on oil and gas wells was $204,256. This expense is the result of the units of production method of depleting the well assets.

Management fees are based on the wells put into production. Management fees were $16,305 for six months ended June 30, 2001.

Net Earnings were $479,855 for the six months ended June 30, 2001.

FINANCIAL CONDITION

LIQUIDITY

Working capital increased to $684,111 (3191%) in the six months ended June 30, 2001. This increase was the result of the wells being put into production and the partnership not distributing to the partners until July 2001. Management believes that the partnership procedures will cause the partnership to have an adequate working capital for the near future.

The Partnership's working capital increased from $(21,437) at December 31, 2000 to $662,674 at June 30, 2001. The increase is attributable to the commencement of natural gas production for new wells turned on-line during the current quarter, which resulted in Net Earnings and higher receivables in connection with sales of gas produced.

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


Date:  August 14, 2001

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title:)               /s/ Frank Carolas
                                        Executive Vice President

Date:  August 14, 2001

By: (Signature and Title:)               /s/ Louis Tierno, Jr.
                                          Corporate Controller

Date:  August 14, 2001