Form 10QSB
period 2001-09-30
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2001-11-14
CIK 1121745

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

            [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

Transitional Small Business Disclosure Format (check one):
Yes      No  X

FORWARD-LOOKING STATEMENT AND ASSOCIATED RISK

Other than statements of historical facts, the statements included in this report and its exhibits address activities, events or developments that management anticipates will or may occur in the future. These forward-looking statements include such things as investment objectives, business strategy, estimated future capital expenditures, competitive strengths and goals, reference to future success, and other similar matters. These statements are based on certain assumptions and analyses made by management in light of our experience and perception of historical trends, current conditions and expected future developments. However, whether actual results will conform with these expectations is subject to a number of risks and uncertainties, many of which are beyond our control, including general economic market or business conditions, changes in laws or regulations, uncertainties concerning the price of oil and gas, and other risks. Thus, these cautionary statements qualify all of the forward-looking statements made in this report and its exhibits. There can be no assurance that actual results will conform to our expectations.

                                    PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas America Public # 9 Ltd. (The "Partnership") for the period January 1, 2001 to September 30, 2001.

Item 2.  Description of Business

The Partnership was formed as a Pennsylvania limited partnership on July 27,2000, with Atlas Resources, Inc. ("Atlas") as it's managing partner. Atlas Resources, Inc. of Pittsburgh, Pennsylvania, is a wholly owned subsidiary of Atlas America, Inc., which is a wholly owned subsidiary of Resource America, Inc. The partnership offered 1,500 units at $10,000 per unit for a maximum of $15,000,000 in limited subscriptions. The initial closing was on December 1, 2000, when the partnership was funded with total cash of $1,204,600, thus reaching the required minimum capital contribution of $1,000,000. The final closing was on December 31, 2000 where the partnership was funded with a total cash subscription from both closings of $14,905,465 from 530 Investors.

The Partnership began drilling activities on the initial closing date. Funds were prepaid to Atlas to act as operator and general drilling contractor under the drilling and operating agreement. At final closing an amount equal to $13,509,454 was prepaid to Atlas and deducted as intangible drilling costs in the year ended December 31, 2000. All the wells contracted for were drilled in the fourth quarter of 2000 and 2001.

The purpose for which the partnership was formed is the exploration and production of natural gas and oil in the Appalachian Basin. The intent was to drill relatively low risk wells and produce the wells to their fruition. The Partnership contracted and drilled 85 gross wells (80.75 net wells) to the Clinton/Medina formation in Armstrong, Fayette, Mercer and Lawrence Counties, Pennsylvania and Mahoning, Stark, Noble, Columbiana & Trumbull Counties in Ohio. As of September 30, 2001, all the wells the partnership has contracted for have been drilled and 69 gross wells are in production.

As the wells produce the ongoing operating and maintenance fees of $275 per operating well will be deducted from the revenue produced from the wells. This fee will be charged by Atlas to cover the normal recurring operating expenses for producing the well. All third party costs such as brine hauling will be charged as incurred by each well. The netted revenue over the operating fees and third party costs will be distributed each quarter starting in July 2001. The first quarterly distribution was made in July 2001 for natural gas production produced in January, February, March and April 2001. The partnership does not intend to drill any additional wells.

Marketing of the natural gas and oil is the responsibility of Atlas. In each geographic area the volume sold is divided by the amount received and an average price is then distributed to each affiliate of Atlas based on the volume produced. The New York Mercantile Exchange (NYMEX) natural gas futures pricing influence the price of natural gas. Contracts to sell the partnership's gas are based on the exchange price plus or minus basis points. Atlas contracts vary in length, price, and deliverability. A combination of fixed prices, variable to NYMEX, and spot market prices are all averaged to achieve the price received by the partnership.

The partnership does not have any employees but does pay the managing partner a fee of $75.00 per operating well to provide administrative services such as governmental filings and bookkeeping.

Management does not anticipate the need for additional funding, based on the above procedures for handling the revenue; however, if the need arises the Partnership will seek to obtain the funding from production revenues or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. No borrowings will be obtained from third parties.

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

                    ATLAS AMERICA - PUBLIC #9 LTD.
                  A PENNSYLVANIA LIMITED PARTNERSHIP
                             BALANCE SHEET
              AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                      SEPTEMBER 30,           DECEMBER 31,
                                                                          2001                    2000
                                                                      (unaudited)
                                                                      ------------            ------------
ASSETS

CURRENT ASSETS
           Cash                                                       $     49,115            $          -
           Accounts receivable - affiliate                               2,947,088                       -
                                                                      ------------            ------------

                                                                         2,996,203                       -
PROPERTY AND EQUIPMENT
           Oil and gas wells                                            19,017,388              19,017,388
              Less accumulated depletion                                  (998,641)
                                                                      ------------            ------------
                                                                        18,018,747              19,017,388

OTHER                                                                           80                       -

                                                                      ------------            ------------
TOTAL ASSETS                                                          $ 21,015,030            $ 19,017,388
                                                                      ============            ============


LIABILITIES AND PARTNER'S CAPITAL

CURRENT LIABILITIES
           Accounts payable - affiliate                                  $ 127,574                $ 21,437
                                                                      ------------            ------------
                                                                           127,574                  21,437

PARTNERS' CAPITAL
              Managing general partner                                   6,050,679               5,486,497
              Limited partners (1,500 units)                            14,836,777              13,509,454
                                                                      ------------            ------------

                                                                        20,887,456              18,995,951
                                                                      ------------            ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $ 21,015,030            $ 19,017,388
                                                                      ============            ============

                      ATLAS AMERICA - PUBLIC #9 LTD.
                    A PENNSYLVANIA LIMITED PARTNERSHIP
                     STATEMENT OF INCOME (Unaudited)
           FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                   NINE MONTHS ENDED              THREE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                          2001                           2001
                                                   ------------------             ------------------
REVENUES
           Natural gas sales                              $ 3,334,222                    $ 2,621,063
           Oil sales                                           73,161                         73,161
           Interest Income                                     31,277                          1,211
                                                   ------------------             ------------------

TOTAL REVENUES                                              3,438,660                      2,695,435

EXPENSES
           Well operating expense                             274,240                        231,431
           Depletion of oil and gas wells                     998,661                        794,405
           Management fees                                     17,189                            884
                                                   ------------------             ------------------

TOTAL EXPENSES                                              1,290,090                      1,026,720
                                                   ------------------             ------------------
NET EARNINGS                                              $ 2,148,570                    $ 1,668,715
                                                   ==================             ==================

ALLOCATION OF EARNINGS:

      Managing general partner                            $   638,660                    $   499,262
                                                   ==================             ==================

      Limited partners                                    $ 1,509,910                    $ 1,169,453
                                                   ==================             ==================

      Net earnings per limited partnership
         interest                                         $  1,006.61                    $    779.64
                                                   ==================             ==================

                   ATLAS AMERICA - PUBLIC #9 LTD.
                 A PENNSYLVANIA LIMITED PARTNERSHIP
                STATEMENT OF CASH FLOWS (Unaudited)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                        SEPTEMBER 30,
                                                                           2001
                                                                     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings                                                         $ 2,148,570
      Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Depletion and depreciation                                          998,661
           (Increase) in accounts receivable                                (2,947,088)
           Increase / (Decrease) in account payable and
           accrued liabilities                                                 106,137
                                                                    ------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                          306,280

CASH FLOWS USED IN FINANCING ACTIVITIES:
      Distributions to partners                                               (257,165)
                                                                     ------------------

NET INCREASE IN CASH                                                            49,115

CASH AT BEGINNING OF PERIOD                                                          -
                                                                     ------------------

CASH AT END OF PERIOD                                                      $     49,115
                                                                     ==================

                    ATLAS AMERICA - PUBLIC #9 LTD.
                  A PENNSYLVANIA LIMITED PARTNERSHIP
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                MANAGING
                                                                 GENERAL               OTHER
                                                                 PARTNER              PARTNERS               TOTAL
                                                            ------------------   -------------------   ------------------
BALANCE AT JANUARY 1, 2001                                        $ 5,486,497          $ 13,509,454         $ 18,995,951

      Contribution                                                        100                     -                  100

Participation in revenue and expense
      Net gas sales                                                   966,924             2,367,298            3,334,222
      Net oil sales                                                    21,217                51,944               73,161
      Interest income                                                  24,290                 6,987               31,277
      Well operating costs                                            (79,530)             (194,710)            (274,240)
      Depletion on oil and gas wells                                 (289,256)             (709,405)            (998,661)
      Management fees and other                                        (4,985)              (12,204)             (17,189)
                                                            ------------------   -------------------   ------------------

NET EARNINGS                                                          638,660             1,509,910            2,148,570

      Distributions to partners                                       (74,578)             (182,587)            (257,165)
                                                            ------------------   -------------------   ------------------

BALANCE AT SEPTEMBER 30, 2001                                     $ 6,050,679          $ 14,836,777         $ 20,887,456
                                                            ==================   ===================   ==================

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                          ATLAS AMERICA PUBLIC # 9 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP


1.       INTERIM FINANCIAL STATEMENTS

         These financial statements as of September 30, 2001 and for the nine and three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not be misleading. These financial statements should be read in conjunction with the audited December 31, 2000 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

         Capitalized costs of oil and gas wells and leases are depreciated, depleted and amortized by the unit of production method.

3.       PAYMENTS TO AFFILIATES

         Payments to Atlas Resources for operating fees and management fees under the operating and management agreement were:

               Management Fees         $11,529

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         ATLAS AMERICA PUBLIC # 9 LTD.

Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues

During the three months ended September 30, 2001 an additional 36 wells were put into production. Management anticipates that all the wells will be on line prior to year end. Natural gas production for the quarter was 569,360 Mcf's at an average price of $4.60 per Mcf while oil production was 3,458 BBL's at an average price of $21.16 per BBL. The average natural gas price decreased as compared to the prior quarter by $.04 per MCF. The seasonal pricing for summer gas caused the decrease in price. Revenues for natural gas and oil were $2,694,224. Revenue from gas sales made up 97.28% of the oil and gas sales in the quarter. Management believes that revenues will increase in the final quarter due to new wells being put on line, however, the price for natural gas may not go higher and may even pull back from the current average price. The anticipated decline in price is driven by the current price on NYMEX futures, the uncertainty of the economy, and current events in the world.

Interest is earned on the balance in the cash account. During the September quarter the partnership earned $1,211.

Expenses

Well operating expense were $231,431 for the three months ended September 30, 2001. This increase in expense over each of the first two quarters reflects the increase in the number of wells put into production. There were no substantial third party charges on any of the producing wells.

Depletion on oil and gas wells was $794,405 for the quarter. This expense is a function of the amount of oil and gas produced. An increase in production will increase depletion while a decrease in production will do the opposite. Revenues do not have a direct bearing on this expense category. For each equivalent Mcf produced approximately $1.35 will be deducted as depletion on oil and gas wells.

Management fees are based on the number of wells put into production. Management fees accounted for $884 of expense.

Net Earnings for the quarter were $1,668,715 for the three months ended September 30,2001.

                   NINE MONTHS ENDED SEPTEMBER 30,2001

Revenues

The Partnership commenced production in January 2001. Natural gas sales revenue for the nine months ended September 30, 2001, amounted to $3,334,222 based on natural gas production of 721,308 Mcf's while oil sales amounted to $73,161 based on 3,458 BBL's of oil produced. The average sales price for natural gas production for the nine months was $4.62 per Mcf while oil was $21.16 per BBL. Management believes that revenues will increase in the final quarter due to new wells being put on line, however, the price for natural gas may not go higher and may even pull back from the current average price. The anticipated decline in price is driven by the current price on NYMEX futures, the uncertainty of the economy, and current events in the world. Oil production made up 2.15% of the total oil and gas sales for the nine months.

Interest is earned on the balance in the cash account. During the nine months to September 30,2001 the partnership earned $31,277.

Expenses

Well operating expenses were $274,240 for the nine months ended September 30, 2001. This expense reflects the costs of producing the natural gas and contains the operating fees charged by the managing partner.

Depletion on oil and gas wells was $998,661. This expense is the result of the units of production method of depleting the wells assets. The expense is calculated by taking the production divided by the estimated reserves at the beginning of the year times the remaining basis of the property. An increase in production will increase depletion of oil and gas wells while a decrease in production will do the opposite. Revenues do not have a direct bearing on this expense category. For each equivalent mcf produced approximately $1.35 will be deducted as depletion expense.

Management fees are based on the wells put into production. Management fees were $17,189 for nine months ended September 30, 2001.

Net Earnings for the nine months ended September 30, 2001 was $2,148,570.

FINANCIAL CONDITION

LIQUIDITY

Working capital increased to $2,890,065(13482%) in the nine months ended September 30, 2001. This increase was the result of the wells being put into production, an accrual for production not received as yet and not distributing to the partners until October 2001. Management believes that the partnership procedures of accumulating the revenue netting operating expenses then distributing the remaining cash will cause the partnership not to have an inadequate working capital position for the near future.

The Partnership's working capital increased from $(21,437) at December 31, 2000 to $2,868,628 at September 30, 2001. The increase is attributable to the commencement of natural gas production for new wells turned on-line during the current quarter, which resulted in net earnings and higher receivables in connection with the sales of gas produced.

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


Date:  November 14, 2001

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title:)               /s/ Frank Carolas
                                        Executive Vice President

Date:  November 14, 2001

By: (Signature and Title:)               /s/ Louis Tierno, Jr.
                                          Corporate Controller

Date:  November 14, 2001