Form 10KSB40
period 2001-12-31
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2002-04-01
CIK 1121745

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
                                   (Mark One)

[ X ]            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from _______ to _______

                        Commission file number 333-44130

                          Atlas America Public #9 Ltd.
                 (Name of small business issuer in its charter)


Pennsylvania                                                       25-1867510
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)
311 Rouser Road
Moon Township, PA                                                         15108
(Address of principal executive offices)                             (Zip code)

Issuer's telephone number, including area code:  (412) 262-2830
Securities registered under Section 12(b) of the Exchange Act

  Title of each class              Name of each exchange on which registered
        None                                         None

Securities registered under Section 12(g) of the Exchange Act

                                      None
                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No                                                                    -----
  ----
        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

        State issuer's revenues for its most recent fiscal year. $4,446,800

        State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

        Transitional Small Business Disclosure Format (check one):
        Yes           No     X
            ------        -------

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10KSB

PART I                                                                                              Page
------                                                                                           ---------
     Item 1:    Business.......................................................................    3 - 5
     Item 2:    Properties.....................................................................    5 - 9
     Item 3:    Legal Proceedings..............................................................        9
     Item 4:    Submission of Matters to a Vote of Security Holders............................        9

PART II
-------
     Item 5:    Market for Registrant's Common Equity and Related Security Holder Matters......       10
     Item 6:    Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................................  11 - 12
     Item 7:    Financial Statements and Supplementary Data....................................  13 - 24
     Item 8:    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.........................................       25
     Item 9:    Directors, Executive Officers and Significant Employees,
                    Compliance with Section (16A) of the Exchange Act..........................  25 - 27

PART III
--------
     Item 10:   Executive Compensation.........................................................       28
     Item 11:   Security Ownership of Certain Beneficial Owners and Management.................       28
     Item 12:   Certain Relationships and Related Transactions.................................  28 - 29
     Item 13:   Exhibits and Reports on Form 8-K...............................................       29

SIGNATURES.....................................................................................       30
----------

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

      Business Development. We were formed as a Pennsylvania limited partnership on July 31, 2000, with Atlas Resources, Inc. (Atlas) as our managing general partner, to drill natural gas development wells. We have no employees and rely on our managing general partner for management. See Item 9 "Directors, Executive Officers and Significant Employees, Compliance With Section 16(A) of the Exchange Act."

         We began our drilling activities on our initial closing date of December 1, 2000, and our final closing date was December 31, 2000. We received total cash subscriptions from investors of $14,905,500 which were paid to our managing general partner acting as operator and general drilling contractor under the drilling and operating agreement. Our managing general partner contributed cash and leases for a total capital contribution to us of $6,256,300.

         We drilled and completed a total of 78.75 net development wells to the Clinton/Medina geological formation in Pennsylvania and Ohio. These wells are currently producing natural gas, which is our only product, and will continue to do so until they are depleted at which time they will be plugged and abandoned. We do not anticipate that we will sell any of our wells. No other wells will be drilled and thus no additional funds will be required for drilling. See Item 2 "Properties" for information concerning our wells.

         Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from our gas sales. Our managing general partner receives a monthly well supervision fee of $275 for serving as operator of each of our producing wells under the drilling and operating agreement. The well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas, such as:

         o   well tending, routine maintenance and adjustment;

         o reading meters, recording production, pumping, maintaining appropriate books and records; and

         o   preparing reports to us and to government agencies.

         The well supervision fees, however, do not include costs and expenses related to the purchase of equipment, materials or third party services and brine disposal. If these expenses are incurred, we will pay at cost for third party services and materials and a reasonable charge for services performed directly by our managing general partner or its affiliates. Also, beginning three years after each of our wells has been placed into production our managing general partner, as operator, may retain $200 per well of our revenues per month to cover the estimated future plugging and abandonment costs of the well. See
Item 6 "Management's Discussion and Analysis or Plan of Operation."

       Markets and Regulations. Our managing general partner is responsible for selling our natural gas production, and its policy is to treat all wells in a given geographic area equally. Our natural gas is being sold as discussed in
Item 2, "Properties - Delivery Commitments."

       The Federal Energy Regulatory Commission ("FERC") regulates the interstate transportation of natural gas and has sought to promote greater competition in natural gas markets. For example, traditionally natural gas was sold by producers to interstate pipeline companies which then resold the natural gas to local distribution companies for resale to end-users. FERC changed this market structure by requiring interstate pipeline companies to transport gas for other natural gas suppliers or producers. FERC later issued Order 636 which requires interstate pipeline companies to, among other things, separate their natural gas sales services from their transportation services and provide an open access transportation service that is comparable in quality for all gas suppliers or producers. FERC Order 636 is designed to ensure that interstate pipeline companies do not have a competitive advantage over other natural gas sellers because they also provide transportation services. FERC has also enacted other regulatory policies and competitive initiatives that are intended to increase the flexibility of interstate natural gas transportation such as requiring interstate pipeline companies to develop electronic bulletin boards to provide standardized access to information concerning pipeline capacity and prices and FERC Order 637 which removed price ceilings on short-term capacity release transactions.

       The marketing of our natural gas production is also affected by numerous other factors beyond our control and the effect of which we cannot accurately predict. These factors include, but are not limited to, the following:

         o the availability and capacity of pipeline and other transportation facilities;

         o competition from other energy sources such as coal, oil and electricity;

         o local and state regulations regarding production and transportation;

         o fluctuating seasonal supply and demand because of various factors such as home heating requirements in the winter months;

         o   political instability in oil producing countries; and

         o the amount of domestic production and foreign imports of natural gas and oil.

       In addition to FERC's regulation of the interstate transportation of natural gas, the state regulatory agency where a producing natural gas well is located provides a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets. Our oil and gas operations in Pennsylvania are regulated by the Department of Environmental Resources, Division of Oil and Gas, and our oil and gas operations in Ohio are regulated by the Ohio Department of Natural Resources, Division of Oil and Gas. Among other things, the regulations involve:

         o new well permit and well registration requirements, procedures and fees;

         o   minimum well spacing requirements;

         o   restrictions on well locations and underground gas storage;

         o certain well site restoration, groundwater protection and safety measures;

         o   landowner notification requirements;

         o   certain bonding or other security measures;

         o   various reporting requirements;

         o   well plugging standards and procedures; and

         o   broad enforcement powers.

         We believe we have complied in all material respects with applicable state regulations and do not expect that these regulations will have a material adverse impact on our operations. Our producing activities also must comply with various federal, state and local laws covering the discharge of materials into the environment, or otherwise relating to the protection of the environment. Although this compliance may cause delays or increase our costs, we do not believe these costs will be substantial. We cannot predict, however, the ultimate costs of complying with present and future environmental laws and regulations because these laws and regulations are constantly being revised and we cannot obtain insurance to protect against many types of environmental claims.

         There are also a number of proposals from time to time that are considered in Congress and in the legislatures and agencies of various states that if enacted would significantly and adversely affect the oil and gas industry, including us. For example, a proposal limiting the disposal of wastewater from our wells would substantially increase our operating costs. However, we cannot predict what proposals, if any, will be enacted and their subsequent effect on our activities.

ITEM 2.  PROPERTIES

         Drilling Activity. The following table shows information about the wells we have drilled since our formation. We will not drill any more wells. All the wells drilled were development wells, which means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. We did not drill any exploratory wells.

                                                                  Development Wells
                                          ------------------------------------------------------------------
                                                 Productive (1)                           Dry (2)
                                          ------------------------------        ----------------------------
       Period Ending                         Gross (3)       Net (4)              Gross (3)       Net (4)
       -------------                         ---------       -------              ---------       -------
       2001..........................           83             78.75                      2              2
       2000..........................            -                 -                      -              -

--------
(1)      A "productive well" generally means a well that is not a dry hole.
(2) A "dry hole" generally means a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The term "completion" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.
(3)      A "gross" well is a well in which we have a working interest.
(4) A "net" well equals the actual working interest we own in one gross well divided by one hundred. For example, a 50% working interest in a well is one gross well, but a .50 net well.

         Summary of Productive Wells. The table below shows the number of our productive gross and net wells by state at December 31, 2001 in which we have a working interest. All of our wells are classified as gas wells.

                                                              Number of Productive Wells
                                                            -------------------------------
                                                                Gross                Net
         Location                                           ------------         ----------
         Pennsylvania.......................................         58               55.50
         Ohio ..............................................         25               23.25
                                                               --------            --------
              Total.........................................         83               78.75
                                                               ========            ========

         Production. The following table shows the quantities of natural gas and oil produced (net to our interest), average sales price, and average production (lifting) costs per equivalent unit of production for the periods indicated.

                                        Production                     Average Sales Price             Average
                              -------------------------------     -------------------------------  Production Cost
         Period                                                                                     (Lifting Cost)
         Ending                  Oil (bbls)     Gas (mcf)              per bbl         per mcf       per mcfe(1)(2)
         ------                  ----------     ---------              -------         -------       -------------
         2001............          4,600        1,050,300              $ 19.11        $  4.15           $   .62
         2000............              -                -              $     -        $      -          $     -

----------
(1) "Mcf" means one thousand cubic feet of natural gas. "Mcfe" means a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel ("bbl").
(2) Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

         Oil and Gas Reserves. The following tables summarize information regarding our estimated proved natural gas and oil reserves as of December 31, 2001. All of our reserves are located in the United States.

         The estimates relating to our proved natural gas and oil reserves and future net revenues of natural gas and oil reserves are based on reports prepared by the managing general partner and reviewed by Wright & Company, Inc. In accordance with the prospectus and SEC guidelines, the standardized and SEC PV-10 estimates of future net cash flows from proved reserves are made using natural gas and oil sales prices in effect as of the dates of the estimates and are held constant throughout the life of the properties other than when different prices are fixed and determinable from applicable contracts. Our estimates of proved reserves were based on the following weighted average prices:

                                                            Year Ended
                                                            December 31
                                                            -----------
                                                               2001
                                                            -----------
         Natural gas (per mcf)........................      $   4.01
         Oil (per bbl)................................      $  19.50

         Reserve estimates are imprecise and may be expected to change as additional information becomes available from:

        o   reservoir performance;
        o   new geological and geophysical data; and
        o   economic changes.

         Furthermore, estimates of natural gas and oil reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

         Results of drilling, testing and production after the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those used in preparing the reports. The amounts and timing of future operating and development costs may also differ from those used. Thus, we cannot assure you that the reserves set forth in the following tables will ultimately be produced. You should not construe the discounted future net cash inflows as representative of the fair market value of our proved natural gas and oil properties. Discounted future net cash inflows are based on projected cash inflows which do not provide for changes in natural gas and oil prices other than when different prices are fixed and determinable from applicable contracts or for escalation of expenses and capital costs. The meaningfulness of these estimates is highly dependent on the accuracy of the assumptions on which they were based.

         All natural gas reserves are evaluated at constant temperature and pressure, which can affect the measurement of natural gas reserves. We deducted operating costs, development costs and some production-related and ad valorem taxes in arriving at the estimated future cash flows. We made no provision for income taxes, and based the estimates on operating methods and existing conditions prevailing at the dates indicated above. We cannot assure you that these estimates are accurate predictions of future net cash flows from natural gas and oil reserves or their present value.

                                                                 Year Ended
                                                                 December 31
                                                                 -----------
                                                                    2001
                                                                 -----------
         Natural gas reserves:
            Proved developed reserves (2)..................        7,324,000
            Proved undeveloped reserves (3)................                -
                                                                 -----------
              Total proved reserves of natural gas.........        7,324,000

         Oil reserves:
            Proved developed reserves (2)..................            8,200
            Proved undeveloped reserves (3)................                -
                                                                 -----------
              Total proved reserves of oil.................                -
                                                                 -----------

                Total proved reserves (mcfe)...............            8,200
                                                                 ===========

         PV-10 estimate of cash flows of proved reserves
          (in thousands)(4):
            Proved developed reserves......................      $10,478,100
            Proved undeveloped reserves....................                -
                                                                 -----------
              Total PV-10 estimate.........................      $10,478,100
                                                                 ===========

----------
(1) "Proved reserves" generally means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based on future conditions. Reservoirs are considered proved if economic production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes: that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.
(2) "Proved developed oil and gas reserves" generally means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
(3) "Proved undeveloped reserves" generally means reserves that are expected to be recovered either from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.
(4) The present value of estimated future net cash flows is calculated by discounting estimated future net cash flows by 10% annually.

         Since December 31, 2001, we do not believe there has been a favorable or adverse event which would cause a significant change in our estimated reserves. We have not filed any estimates (on a consolidated basis) of our oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the SEC within the 12 months before the date of this filing. For additional information concerning oil and gas reserves and activities, see the notes to our Financial Statements.

         Title to Properties. Our interests in producing acreage are in the form of assigned interests in leases. Such properties are subject to customary royalty interests generally contracted for in connection with the acquisition of properties and could be subject to liens incident to operating agreements, liens for current taxes and other burdens. We believe that none of these burdens materially interfere with the use of such properties in the operation of our business.

         Acreage. The table below shows the acres of developed and undeveloped oil and gas acreage in which we have an interest by state at December 31, 2001.

                                                         Developed Acreage                Undeveloped Acreage (3)
                                                         -----------------                -----------------------
       Location                                    Gross (1)           Net (2)            Gross            Net
       --------                                    ---------           -------            ------           ---
         Pennsylvania...........................        1,963             1,886                 -                 -
         Ohio...................................          911               778                 -                 -
                                                     --------         ---------         ---------        ----------
            Total...............................        2,874             2,664                 -                 -
                                                     ========         =========         =========        ==========

------------------------------------
(1)      A "gross" acre is an acre in which we own a working interest.
(2) A "net" acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.
(3) "Undeveloped acreage" is those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

       Delivery Commitments. Our managing general partner, Resource Energy, Inc. and Atlas Energy Group, Inc. have a gas supply agreement with First Energy Solutions Corporation for a 10-year term which began on April 1, 1999. First Energy Solutions Corporation is the marketing affiliate of First Energy Corporation, a large regional electric utility listed on the New York Stock Exchange. Subject to certain exceptions, First Energy Solutions Corporation must buy all of the natural gas produced and delivered by our managing general partner and its affiliates, which includes us, at certain specific delivery points with the facilities of: East Ohio Gas Company, National Fuel Gas Distribution, and Peoples Natural Gas Company, which are local distribution companies, and National Fuel Gas Supply, Columbia Gas Transmission Corporation, Tennessee Gas Pipeline Company, and Texas Eastern Transmission Company, which are interstate pipelines. Generally, all of our gas was and is being sold under the agreement with First Energy Solutions Corporation other than the gas being sold under our managing general partner's contract with Wheatland Tube which expires September, 2002. We are not required to provide any fixed and determinable quantities of gas under any agreement other than agreements that are a consequence of limited hedging agreements with First Energy Solutions Corporation, as discussed below.

         The First Energy Solutions Corporation agreement establishes an indexed price formula for each delivery point during an initial period and requires the parties to negotiate new pricing arrangements at each delivery point for subsequent periods. If, at the end of any applicable period, our managing general partner and First Energy Solutions Corporation cannot agree to a new price for any delivery point, then our managing general partner may solicit offers from third-parties, but First Energy Solutions Corporation retains the right to match any offer which is received. If First Energy Solutions Corporation does not match a particular offer, then the natural gas associated with that offer may be sold to the third-party. For example, during the period April 1, 2000 through March 31, 2001, our managing general partner and its affiliates sold natural gas delivered to National Fuel Gas Supply to entities other than First Energy Solutions Corporation pursuant to this process. This process is repeated at the end of each contract period.

         Our managing general partner and First Energy Solutions Corporation have generally been able to agree to new pricing arrangements for all the delivery points under the agreement. For the next twelve months, our managing general partner anticipates that approximately 100% of our natural gas will be sold to First Energy Solutions Corporation.

       The marketing of natural gas has been influenced by the availability of financial instruments that may be used to hedge the price that will ultimately be paid for future deliveries of natural gas. Our managing general partner purchases and sells natural gas futures and options contracts to limit our exposure to pricing change. These contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter contracts with qualified counter-parties and generally cover periods from one month to up to two years in the future. To assure that the financial instruments will be used solely for hedging price risk and not for speculative purposes, our managing general partner has established a committee to assure that all financial trading is done in compliance with hedging policies and procedures. Our managing general partner has not and does not intend to contract for positions that it cannot offset with actual production. Although hedging provides our managing general partner's partnerships, including us, some protection against falling prices, these activities could also reduce the potential benefit from price increases, depending on the instrument. The portion of our natural gas that is hedged changes from time to time.

       As a full service marketer, First Energy Solutions Corporation also utilizes NYMEX based financial instruments to hedge their pricing exposure and from time to time makes price hedging opportunities available to our managing general partner. These transactions are similar to NYMEX based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, our managing general partner limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by First Energy Solutions Corporation for certain volumes of natural gas sold pursuant to these hedge agreements, may be significantly different than the underlying monthly spot market value.


ITEM 3.  LEGAL PROCEEDINGS
         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

         Market Information. There is no established public trading market for our units and we do not anticipate a market will develop. Our units may be transferred only in accordance with the provisions of Article VI of our partnership agreement which require that:

         o   our managing general partner consent;

         o the transfer not result in materially adverse tax consequences to us; and

         o   the transfer not violate federal or state securities laws.

An assignee of a unit may become a substituted partner only on meeting the following conditions:

         o   the assignor gives the assignee the right;

         o   our managing general partner consents to the substitution;

         o the assignee pays to us all costs and expenses incurred in connection with the substitution; and

         o the assignee executes and delivers the instruments which our managing general partner requires to effect the substitution and to confirm his or her agreement to be bound by the terms of our partnership agreement.

         A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote.

         Holders.  As of December 31, 2001, we had 530 interest holders.

         Distributions. Our managing general partner reviews our accounts quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We distribute those funds to our partners and the other participants which our managing general partner determines are not necessary for us to retain. We will not advance or borrow for purposes of distributions if the amount of the distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to the revenues.

         The determination of the revenues and costs will be made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our managing general partner may only be made in conjunction with distributions to you and the other participants.

         During the calendar year ending December 31, 2001, we distributed the following:

         o   $1,298,600 to our limited partners; and

         o   $530,400 to our managing general partner.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

         When used in this Form 10-K, the words "believes" "anticipates" "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1 of this report. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

         Management's Discussion and Analysis should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

Results of Operations

         The following table set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the period indicated:

                                                              Year Ended
                                                          ------------------
                                                           December 31, 2001
                                                          ------------------
Revenues (in thousands):
   Gas(1)...............................................      $  4,358
   Oil..................................................      $     88
Production volumes:
   Gas (thousands of cubic feet (mcf)/day)(1)...........         2,878
   Oil (barrels (bbls)/day).............................            13
Average sales price:
   Gas (per mcf)........................................      $   4.15
   Oil (per bbl)........................................      $  19.11
Production costs:
   As a percent of sales................................            15%
   Per equivalent mcf...................................      $    .62

---------
(1) Excludes sales of residual gas and sales to landowners.

         Revenues. During the year ended December 31, 2001, we had net earnings of $1,381,000 as compared with a net loss for the year ended December 31, 2000 of $769,800.

         Our natural gas revenues were $4,358,500 in the year ended December 31, 2001, while our average price received for natural gas was $4.15 per mcf. Our revenues from our natural gas sales will be affected by changes in natural gas prices which are driven by market conditions as discussed in Item 1 "Description of Business Atlas America Public #9 Ltd. (the "Partnership") - Markets and Regulation."

         Our oil revenues were $88,300 in the year ended December 31, 2001, while our average price received for oil was $19.11 per bbl.

         Expenses. Production expenses for the year ended December 31, 2001 amounted to $667,500. These expenses are associated with well operations and transporting oil and gas from the well site.

         Depletion and depreciation of oil and gas properties was $2,370,600 for the year ending December 2001. This charge represents the periodic, systematic allocation of well costs attributable to the production of the year ending December 31, 2001. In future periods, this charge will depend on changes in our oil and gas reserve quantities, product prices, produced volumes and the depletable cost basis of our oil and gas properties.

         General and administrative expenses for the year ended December 31, 2001 amounted to $60,600. These expenses are the monthly administrative fee charged by the managing general partner to each productive well.

       Liquidity and Capital Resources. For the year ending December 2001, cash provided by operating activities was $1,840,400, which was directly related to the production and sale of our oil and gas. This increase was offset by distributions to our partners of $1,829,000, leaving $11,400 in cash at December 31, 2001.

         There were no new material commitments for us to make capital expenditures during the period and we do not expect any in the foreseeable future. Any additional funds, if required will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make a loan. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

         Recent Accounting Pronouncements. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 and No. 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133/138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of these new accounting standards did not have a material impact on the Partnership's financial statements.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, " Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after July 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact of this new accounting standard.

ITEM 7.  FINANCIAL STATEMENTS







               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
Atlas America Public #9 Ltd.
A Pennsylvania Limited Partnership


We have audited the accompanying balance sheets of Atlas America Public #9 Ltd., A Pennsylvania Limited Partnership, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital accounts and cash flows for each of the year ended December 31, 2001 and for the period July 27, 2000 (date of formation) to December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #9 Ltd. as of December 31, 2001 and 2000 and the results of its operations, and cash flows for the year ended December 31, 2001 and for the period July 27, 2000 (date of formation) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.











/s/ Grant Thornton L.L.P.
Cleveland, Ohio
February 18, 2002

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS

                                                                              December 31,
                                                                   --------------------------------
                                                                        2001               2000
                                                                   --------------    --------------
ASSETS
Cash..........................................................     $       11,400    $            -
Accounts receivable - affiliate...............................          1,889,800                 -
Unrealized hedging gains......................................             52,900                 -

Oil and gas properties (successful efforts)...................         19,017,400        19,017,400
Less accumulated depletion and depreciation...................         (2,370,600)                -
                                                                   --------------    --------------
                                                                       16,646,800        19,017,400
                                                                   --------------    --------------
                                                                   $   18,600,900    $   19,017,400
                                                                   ==============    ==============



LIABILITIES AND PARTNERS' CAPITAL
Interest payable..............................................     $            -    $       21,400

Partners' capital:
   Managing General Partner...................................          5,393,700         5,486,500
   Limited Partners (1,500 units).............................         13,154,300        13,509,500
   Accumulated other comprehensive income.....................             52,900                 -
                                                                   --------------    --------------
                                                                       18,600,900        18,996,000
                                                                   --------------    --------------
                                                                   $   18,600,900    $   19,017,400
                                                                   ==============    ==============










    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                                       July 27, 2000
                                                                       Year ended    (date of formation)
                                                                      December 31,     to December 31,
                                                                          2001              2000
                                                                     --------------    -------------
REVENUES
Natural gas and oil............................................      $    4,446,800    $           -
Interest income................................................              32,900                -
                                                                     --------------    -------------
                                                                          4,479,700                -
                                                                     --------------    -------------

COSTS AND EXPENSES
Production expenses............................................             667,500                -
Depletion and depreciation of oil and gas properties...........           2,370,600                -
Organization costs............................................                    -          748,400
Interest expense..............................................                    -           21,400
General and administrative expenses............................              60,600                -
                                                                     --------------    -------------
                                                                          3,098,700          769,800
                                                                     --------------    -------------

Net earnings...................................................      $    1,381,000    $    (769,800)
                                                                     ==============    ==============


Allocation of net earnings:

   Managing General Partner....................................      $      437,600    $    (769,800)
                                                                     ==============    ==============

   Limited Partners............................................      $      943,400    $           -
                                                                     ==============    =============

      Net earnings per limited partnership interest............      $          629    $           -
                                                                     ==============    =============





















    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                    PERIODS ENDED DECEMBER 31, 2001 AND 2000

                                                                                             Accumulated
                                                               Managing                         Other
                                                                General         Limited     Comprehensive
                                                                Partner        Partners        Income            Total
                                                             -------------   ------------- --------------- -------------
Balance at July 27, 2000................................... $            -   $           -   $         -   $           -

Partners' Capital Contributions:
   Cash....................................................              -      14,905,500             -      14,905,500
   Organization costs......................................        748,400               -             -         748,400
   Tangible costs..........................................      5,243,700               -             -       5,243,700
   Leasehold costs.........................................        264,200               -             -         264,200
                                                            --------------   -------------   -----------   -------------
                                                                 6,256,300      14,905,500             -      21,161,800

Syndication costs..........................................              -      (1,396,000)            -      (1,396,000)

Participation in revenue and expenses:
   Organization costs......................................       (748,400)              -             -        (748,400)
   Interest expense........................................        (21,400)              -             -         (21,400)
                                                            --------------   -------------   -----------   --------------
        Net loss...........................................       (769,800)              -             -        (769,800)
                                                            --------------   -------------   -----------   -------------

Balance at December 31, 2000............................... $    5,486,500   $  13,509,500   $         -   $  18,996,000

Comprehensive income (loss):
   Participation in revenue and expenses:
     Net production revenues...............................      1,117,300       2,662,000             -       3,779,300
     Interest income.......................................          3,400           8,100             -          11,500
     Repayment of prior year interest......................         21,400               -             -          21,400
     Depletion and depreciation............................       (686,600)     (1,684,000)            -      (2,370,600)
     General and administrative............................        (17,900)        (42,700)            -         (60,600)
                                                            --------------   -------------   -----------   -------------
        Net earnings and comprehensive income..............        437,600         943,400             -       1,381,000
     Derivative gains reclassed into gas sales.............              -               -         1,500           1,500
     Change in fair value of cash flow hedges..............              -               -        51,400          51,400
                                                                                                           -------------
        Comprehensive income...............................                                                    1,433,900
     Distributions to partners.............................       (530,400)     (1,298,600)            -      (1,829,000)
                                                            --------------   -------------   -----------   -------------
Balance at December 31, 2001............................... $    5,393,700   $  13,154,300   $    52,900   $  18,600,900
                                                            ==============   =============   ===========   =============



    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                                           July 27, 2000
                                                                                                       (date of formation)
                                                                                          Year Ended            to
                                                                                         December 31,      December 31,
                                                                                      --------------       ------------
                                                                                            2001              2000
                                                                                       --------------    -------------
Cash flows from operating activities:
Net earnings (loss)..................................................................  $    1,381,000    $    (769,800)
Adjustments to reconcile net earnings (loss) return to net cash provided by operating activities:
   Organization costs................................................................               -          748,400
   Depletion and depreciation........................................................       2,370,600                -
   Increase in accounts receivable...................................................      (1,889,800)               -
   (Decrease) increase in interest payable...........................................         (21,400)          21,400
                                                                                       --------------    -------------

Net cash provided by operating activities............................................       1,840,400                -

Cash flows from investing activities:
Payments for oil and gas well drilling contracts.....................................               -      (13,509,500)
                                                                                       --------------    -------------

Net cash used in investing activities................................................               -      (13,509,500)
                                                                                       --------------    -------------

Cash flows from financing activities:
Partners' capital contributions......................................................               -       13,509,500
Capital distributions................................................................      (1,829,000)               -
                                                                                       --------------    -------------

Net cash (used in) provided by financing activities..................................      (1,829,000)      13,509,500
                                                                                       --------------    -------------
Net increase in cash.................................................................          11,400                -
                                                                                       --------------    -------------

Cash at beginning of year............................................................               -                -
                                                                                       --------------    -------------

Cash at end of year..................................................................  $       11,400    $           -
                                                                                       ==============    =============



Supplemental Schedule of Noncash Activities:
--------------------------------------------
Assets contributed by Managing General Partner.......................................  $            -    $   6,256,300
                                                                                       ==============    =============










    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - NATURE OF OPERATIONS

         Atlas America Public #9 Ltd. (the "Partnership") is a Pennsylvania Limited Partnership which includes Atlas Resources, Inc. ("Atlas") of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 530 Limited Partners. The Partnership was formed on July 27, 2000 to drill and operate gas wells located primarily in Mercer County, Pennsylvania and Noble County, Ohio. At December 31, 2001, the Partnership had various working interests in 85 wells.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

         Basis of Accounting

         The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

         Oil and Gas Wells and Properties

         The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Depreciation and depletion is computed on a field-by-field basis by the unit-of-production method based on periodic estimates of oil and gas reserves.

         The Partnership compares the carrying value of its proved developed oil and gas producing properties to the estimated future net cash flows from such properties in order to determine whether their carrying values should be reduced.

         On an ongoing basis, the Partnership estimates the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Partnership estimates the salvage value of equipment recoverable upon abandonment. At December 31, 2001 and 2000, the Partnership estimated that equipment salvage values would be sufficient to recover the estimated costs of future dismantlement, restoration, reclamation, and abandonment.

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                           December 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Significant Estimates

         Certain amounts included in or affecting the Partnership's financial statements and related disclosures must be estimated, requiring the Partnership to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.

         The preparation of its financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect: o the amount the Partnership reports for assets and liabilities; o the Partnership gas and oil reserves o the amounts the Partnership reports for revenues and expenses during the reporting period.

         Therefore, the reported amounts of the Partnership's assets and liabilities, revenues and expenses and associated disclosures with respect to gas and oil reserves are necessarily affected by these estimates. The Partnership evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods the Partnership considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Partnership's estimates. Any effects on the Partnership's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

         Revenue Recognition

         Revenues from the sale of natural gas and oil are recognized when the gas and oil are delivered to the purchaser.

         New Accounting Standard

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after July 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact of this new accounting standard.

         Major Customer

         Substantially all of the Partnership's revenues were derived from one customer. However, the market for gas and oil production is a diverse open market, and other purchasers are readily available.

NOTE 3 - FEDERAL INCOME TAXES

         The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability.

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                           December 31, 2001 and 2000

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS

         Atlas and the other partners generally participate in revenues and costs in the following manner:

                                                                                          Subscribing
                                                                        Atlas               Partners
                                                                  -----------------    ------------------
 Organization and offering costs............................             100%                 -%

 Dealer-manager fee, sales commissions and reimbursement
 for bona fide accountable due diligence expenses...........               -%               100%
 Reimbursement to broker-dealers of marketing expenses......             100%
                                                                                              -%
 Lease costs................................................             100%                 -%

 Revenues...................................................             (1)                (1)
 Operating costs, administrative costs, direct costs and all
 other costs................................................             (2)                (2)

 Intangible drilling costs..................................               -%               100%
                                                                         100%
 Tangible costs.............................................                                  -%
 Tax deductions:

     Intangible drilling and development costs..............               -%               100%

     Depreciation...........................................             100%                 -%

     Depletion allowances...................................             (3)                (3)

---------
(1) Subject to the Managing General Partner's subordination obligation, substantially all revenues will be credited as follows: before net of tax savings payout and partnership payout (as defined in the partnership agreement), partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions. After net of tax savings payout, the Managing General Partners will receive an additional 6.5% of the partnership revenues, and after partnership payout, the Managing General Partner will receive an additional 8.5% of partnership revenues.
(2) These costs will be charged to the partners in the same ratio as the related production revenues are credited.
(3) The percentage depletion allowance will be in the same percentages as the production revenues.

NOTE 5 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas and its affiliates as provided under the Partnership agreement:

         o Drilling contracts to drill and complete wells for the Partnership at cost plus 15%. Drilling costs incurred in 2000 amounted to $13,509,500. No drilling costs were incurred in 2001.

         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred in 2001 were $47,200. No administrative costs were incurred in 2000.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred in 2001 were $156,600. No well supervision fees were incurred in 2000.

         o Transportation fees paid to Atlas of $.35 per mcf. Transportation costs incurred in 2001 were $319,700. No transportation fees were incurred in 2000.

         As managing general partner, Atlas performs all administrative and management functions for the Partership including billing revenues and paying expenses. Accounts Receivable-affiliate on the balance sheet represents the net production revenues due from Atlas.

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                           December 31, 2001 and 2000

NOTE 6 - PURCHASE COMMITMENT

         Subject to certain conditions, investor partners may present their interests beginning in 2005 for purchase by Atlas. Atlas is not obligated to purchase more than 5% of the units in any calendar year. In the event that Atlas is unable to obtain the necessary funds, Atlas may suspend its repurchase obligation.

NOTE 7 - SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE

         Under the terms of the Partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by participants of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the participants. In 2001, Atlas was not required to subordinate any of its net revenues to the other partners.

NOTE 8 - INDEMNIFICATION

         In order to limit the potential liability of the investor general partners, Atlas has agreed to indemnify each investor that elects to be a general partner, from any liability incurred which exceeds such partner's share of Partnership assets.

NOTE 9 - HEDGING ACTIVITIES

         Atlas enters into natural gas futures and option contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counter parties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Although hedging provides Atlas and its affiliates, including the Partnership, some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument. The Partnership does not hold derivative instruments for trading purposes.

         Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS 138). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivative financial instruments are recognized in the financial statements as either assets or liabilities measured at fair value. Changes in the fair value of derivative financial instruments are recognized in income or other comprehensive income, depending on their classification. Upon adoption of SFAS 133, the Partnership did not incur any transition adjustments to earnings.

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                           December 31, 2001 and 2000

NOTE 9 - HEDGING ACTIVITIES - (Continued)

         At December 31, 2001, Atlas had natural gas futures and option contracts covering approximately 160,000 dekatherms ("Dth") of the Partnership's gas production maturing April 2002 through September 2003 at a combined average price of $3.25 per Dth. As these contracts qualify and have been designated as hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized gain related to open NYMEX contracts was $52,900 at December 31, 2001, which has been recorded as an asset on the Partnership's 2001 Balance Sheet and in partners' capital as accumulated other comprehensive income. As of December 31, 2001, $33,400 of the unrealized gain is expected to be reclassified to earnings during the next 12 months. The Partnership recognized a gain of approximately $1,500 on settled contracts covering natural gas production for the years ended December 31, 2001.

         The Partnership recognized no gains or losses during the year ended December 31, 2001 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. The Partnership assesses the effectiveness of its hedges based on changes in the derivatives' intrinsic value.

NOTE 10 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

         The supplementary information summarized below presents the results of natural gas and oil activities in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities".

         No consideration has been given in the following information to the income tax effect of the activities as the Partnership is not treated as a taxable entity for income tax purposes.

         (1)      Capitalized Costs

         The following table presents the capitalized costs related to natural gas and oil producing activities:

                                                                =================    ====================
                                                                       2001                 2000
                                                                -----------------    --------------------
         Capitalized costs at December 31:
            Proved properties................................    $   19,017,400        $    19,017,400
            Accumulated depreciation and depletion...........        (2,370,600)                     -
                                                                -----------------    --------------------

              Net capitalized costs..........................    $   16,646,800        $    19,017,400
                                                                =================    ====================

         (2)      Results of Operations for Oil and Gas Producing Activities

       The following table presents the results of operations related to natural gas and oil production for the year ended December 31, 2001:

                                                                ================
                                                                      2001
                                                                ----------------
         Natural gas and oil sales...........................    $   4,446,800
         Production costs....................................         (667,500)
         Depreciation and depletion..........................       (2,370,600)
                                                                ----------------
           Results of operations from producing activities...    $   1,408,700
                                                                ================

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                           December 31, 2001 and 2000


NOTE 10 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) - (Continued)

         (3)      Reserve Information

         The information presented below represents estimates of proved natural gas and oil reserves. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs. Proved developed reserves and are those which are expected to be recovered through existing wells with existing equipment and operating methods. All reserves are proved developed reserves and are located in the Appalachian Basin area.

         There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the Partnership's oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been provided.

                                                   ======================
                                                             2001
                                                   ----------------------
                                                    Natural Gas     Oil
                                                       (MCF)       (BBL)
                                                   ----------------------
         Proved developed reserves:
            Beginning of period..............               -           -
            Production.......................      (1,050,300)      4,600
            Current additions................       8,374,300      12,800
                                                   ----------------------

              End of period..................       7,324,000       8,200
                                                   ======================

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                           December 31, 2001 and 2000


NOTE 10 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) - (Continued)

         (4)      Standard Measure of Discounted Future Cash Flows

       The standardized measure of discounted future net cash flows is information provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry. The following schedule presents the standardized measure of estimated discounted future net cash flows from the Partnership's proved reserves. The estimated future production is priced at year-end prices, adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. The standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 2001 and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations.

                                                                ===============
                                                                    2001
                                                                ---------------
         Future cash inflows.................................   $   29,495,900
         Future production costs.............................      (11,922,900)
                                                                ---------------
         Future net cash flow................................       17,573,000
         10% annual discount for estimated timing of cash
         flows...............................................        7,094,900
                                                                ---------------
         Standardized measure of discounted future net cash
         flows ..............................................   $   10,478,100
                                                                ===============

       Summary of changes in the standardized measure of discounted future net cash flows:

                                                                ===============
                                                                    2001
                                                                ---------------
         Balance, beginning of period........................   $            -
         Discoveries and extensions..........................       14,257,400
         Sales of gas and oil produced -
            net of related costs.............................       (3,779,300)
                                                                ---------------

         Balance, end of period..............................   $   10,478,100
                                                                ===============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

        None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Responsibilities of Atlas. We have no employees and rely on our managing general partner, which also serves as driller-operator of the wells, for management. Our managing general partner has complete and exclusive discretion and control over our operations and activities and makes all of our decisions affecting the wells we have drilled. Our managing general partner provides continuing review and analysis of all wells and monitors all expenditures and commitments made on our behalf. In addition, our managing general partner performs administrative services relating to our funding and operation, participant reporting, financial budgeting and record keeping.

         Because we have no equity securities registered pursuant to Section 12 of the Exchange Act, there is no required compliance with Section 16(A) of the Exchange Act.

         Business of Atlas. Our managing general partner was incorporated in 1979 and its affiliate, Atlas Energy Group, Inc., an Ohio corporation which was the first of the Atlas group of companies, was incorporated in 1973. Atlas Energy Group serves as our operator in Ohio. As of January 1, 2002, our managing general partner and its affiliates operated approximately 4,375 natural gas and oil wells located in Ohio, Pennsylvania and New York.

         In September 1998, the Atlas Group, the former parent company of our managing general partner, merged into Atlas America, Inc., a newly formed wholly-owned subsidiary of Resource America, Inc. Resource America is a publicly-traded company principally engaged in energy, energy finance and real estate finance. Atlas America has and is continuing the existing business of Atlas Group and is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108, which is also the managing general partner's primary office.

         Officers, Directors and Key Personnel. The officers and directors of our managing general partner will serve until their successors are elected. The officers, directors and key personnel of our managing general partner are as follows:

NAME                     AGE      POSITION OR OFFICE
----                     ---      ------------------
Freddie M. Kotek         45       Chairman of the Board of Directors, Chief Executive Officer and President
Frank P. Carolas         41       Executive Vice President - Land and Geology and a Director
Jeffrey C. Simmons       42       Executive Vice President - Operations and a Director
Michael L. Staines       51       Senior Vice President, Secretary and a Director
Nancy J. McGurk          46       Vice President, Chief Financial Officer and Chief Accounting Officer
Jack L. Hollander        45       Vice President - Direct Participation Programs
Michael G. Hartzell      46       Vice President - Land Administration
Donald R. Laughlin       53       Vice President - Drilling and Completion
John A. Ranieri          41       Director of Energy Sales
Louis Tierno, Jr.        38       Controller and Assistant Secretary
James R. O'Mara          57       Director
John S. Coffey           53       President, Secretary, Treasurer and Director of Anthem Securities, Inc.

         Freddie M. Kotek. President and Chief Executive Officer since 2002 and Chairman of the Board of Directors since 2001. Mr. Kotek is employed by Resource America from 1993 to the present in various capacities and is currently Senior Vice President of Resource America.

         Frank P. Carolas. Executive Vice President-Land and Geology and a Director since January, 2001. Mr. Carolas also serves as Executive Vice President-Land and Geology of Atlas America since January, 2001. Mr. Carolas served as Vice President of Land and Geology for the managing general partner from July 1999 until 2001 and for Atlas America from 1998 until 2001. Before that Mr. Carolas served as Vice President of Atlas Group, Inc. from 1997 until 1998 which was the former parent company of the managing general partner. Mr. Carolas is a certified petroleum geologist and has been with Atlas Energy since 1981.

         Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January, 2001. Mr. Simmons also serves as Executive Vice
President-Operations of Atlas America since January, 2001. Mr. Simmons served as Vice President of Operations for the managing general partner from July 1999 until 2001 and for Atlas America from 1998 until 2001. Mr. Simmons joined Resource America in 1986 as senior petroleum engineer.

         Jack L. Hollander. Vice President - Direct Participation Programs since 2001. Mr. Hollander also serves as Vice President - Direct Participation Programs of Atlas America since 2001. Mr. Hollander began his career serving as in house tax counsel for Integrated Resources, Inc., a large diversified financial services company from 1982 to 1990. He then went on to practice law with Rattet, Hollander & Pasternak with a concentration in tax matters, real estate transactions and consulted with and assisted technology companies in raising capital until joining the managing general partner in January 2001.

         Michael G. Hartzell. Vice President - Land Administration since 2001. Mr. Hartzell has been with Atlas Energy since 1980.

         Donald R. Laughlin. Vice President-Drilling and Completion since 2001. Mr. Laughlin joined Atlas America as Senior Drilling Engineer in May, 2001. He has over thirty years of experience in the Appalachian Basin and before joining Atlas America was with Columbia Gas Transmission Corporation from 1995 to 2001.

         Louis Tierno, Jr. Controller and Assistant Secretary since May 2001. Mr. Tierno also serves as Controller of Atlas America since May 2001. Mr. Tierno has over 15 years of finance, accounting, tax and administrative experience in the oil and gas industry with Angerman Associates, Inc. which was engaged in the oil and gas business, as Director of Accounting/Financial Operations from 1984 until March 1998. Beginning April 1998 until October 1999 he was Vice President of Finance for the Baron Group, an oil and gas company. He joined CFS Americas, Inc., a software company, as Controller in November 1999 until December 2000 and served as a consultant to CFS Americas, Inc. from January 2001 until April 2001 when he joined Atlas America and the managing general partner.

Key Personnel.

         Michael L. Staines. Senior Vice President, Secretary and a Director since 1998. Mr. Staines is also Executive Vice President, Secretary and a Director of Atlas America since 1998, Senior Vice President of Resource America since 1989, Secretary of Resource America from 1989 to 1998, Director of Resource America from 1989 to 2000, President, Secretary and a Director of Resource Energy, an energy subsidiary of Resource America, since 1993, President of Atlas Pipeline Partners GP, LLC since 2001, and Chief Operating Officer, Secretary and Managing Board Member of Atlas Pipeline Partners GP, LLC since its formation in 1999.

         Nancy J. McGurk. Vice President, Chief Financial Officer and Chief Accounting Officer since January, 2001. Ms. McGurk also serves as Vice President, Chief Financial Officer and Chief Accounting Officer of Atlas America and has been Vice President of Resource America since 1992. Before that she had served as Treasurer and Chief Accounting Officer of Resource America since 1989. Also, since 1995 Ms. McGurk has served as Vice President - Finance of Resource Energy.

         John A. Ranieri. Director of Energy Sales since 2001 and before that Director of Gas Marketing for nine years.

         James R. O'Mara. A Director since 1980. Mr. O'Mara served as President and Chief Executive Officer of our managing general partner from 1999 until he retired in January 2002 and Vice Chairman and a Director of Atlas America from 2001 until his retirement. Mr. O'Mara joined Atlas Energy in 1975.

         John S. Coffey. President, Secretary, Treasurer and Director of Anthem Securities, Inc. Mr. Coffey joined Anthem Securities, Inc. in May 2000. He was previously associated with Financial Investment Analysts, Inc. from November 1984 to May 2000.

                                    PART III


ITEM 10. EXECUTIVE COMPENSATION

         We have no employees and rely on the employees of our managing general partner and its affiliates for services. Thus, we did not directly pay any compensation to the employees of our managing general partner for the last fiscal year. See Item 12, "Certain Relationships and Related Transactions," below for compensation paid to our managing general partner.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 2001, we had issued and outstanding 1,500 units. No officer or director of our managing general partner owns any units. Also, no partner beneficially owns more than 10% of our outstanding units.

         Resource America owns 100% of the common stock of Atlas America, which owns 100% of the common stock of AIC, Inc., which owns 100% of the common stock of our managing general partner

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Oil and Gas Revenues. Our managing general partner is allocated 30% of our oil and gas revenues in return for having paid organization and offering costs equal to 15% of our subscriptions, 100% of tangible costs and contributing all leases for a total capital contribution of $5,992,100. During the calendar year ending December 31, 2001, our managing general partner received $1,117,300 from our net production revenues.

         Leases. On the initial closing date as amended on the final closing date our managing general partner contributed to us 85 undeveloped prospects to drill 80.75 net wells and received a credit in the amount of $264,200. During 2001, our managing general partner did not enter into any further lease transactions with us and none are anticipated.

         Administrative Costs. Our managing general partner and its affiliates receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which is proportionately reduced if we acquired less than 100% of the working interest in a well. During the calendar year ending December 31, 2001, our managing general partner received $47,200 for its administrative costs.

         Direct Costs. Our managing general partner and its affiliates are reimbursed for all direct costs expended on our behalf. During the calendar year ending December 31, 2001, our managing general partner received $191,100 as reimbursement for direct costs.

         Per Well Charges. Our managing general partner, as operator, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. During the calendar year ending December 31, 2001 our managing general partner received $156,600 for well supervision fees.

         Transportation and Marketing Fees. We pay a combined transportation and marketing charge at a competitive rate for each mcf transported by Atlas Pipeline Partners, L.P., for natural gas which we produce. For the calendar year ending December 31, 2001 we paid $319,700.

         Other Compensation. For the calendar year ending December 31, 2001 our managing general partner did not advance any funds to us nor did it provide any equipment, supplies or other services to us.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas America Public #9 Ltd.

By: (Signature and Title):    Atlas Resources, Inc., Managing General Partner

By  (Signature and Title):
                              ------------------------------------------------
                              Freddie M. Kotek, Chairman of the Board of
                              Directors, Chief Executive Officer and President

Date: April 1, 2002

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title):
                             -------------------------------------------------
                             Freddie M. Kotek, Chairman of the Board of
                             Directors, Chief Executive Officer and President
Date: April 1, 2002


By  (Signature and Title):
                             -------------------------------------------------
                             Frank P. Carolas, Executive Vice President-Land and Geology and a Director
Date: April 1, 2002


By  (Signature and Title):
                             -------------------------------------------------
                             Jeffrey C. Simmons, Executive Vice President-Operations and a Director
Date: April 1, 2002


By  (Signature and Title):
                             -------------------------------------------------
                             Nancy J. McGurk, Vice President, Chief Financial Officer and Chief Accounting Officer
Date: April 1, 2002

                    Supplemental information to be Furnished
                  With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.

                                  EXHIBIT INDEX

                        Description                                         Location
                        -----------                                         --------
4(a)  Certificate of Limited Partnership for                       Previously filed in the Form
      Atlas America Public #9 Ltd.                                 10-KSB for the period ending
                                                                   December 31, 2000

4(b)  Amended and Restated Certificate and Agreement               Previously filed in the Form
      of Limited Partnership for Atlas America Public #9 Ltd.      10-KSB for the period ending
                                                                   December 31, 2000

10(a) Drilling and Operating Agreement with exhibits               Previously filed in the Form
                                                                   10-KSB for the period ending
                                                                   December 31, 2000