Form 10QSB
period 2002-06-30
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2002-08-14
CIK 1121745

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10QSB

PART I.       FINANCIAL INFORMATION                                                                                      PAGE
Item 1.       Financial Statements

              Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001..................................      3

              Statements of Operations for the Three Months and Six Months Ended
                June 30, 2002 and 2001 (Unaudited)..................................................................      4

              Statement of Partners' Capital Accounts (Unaudited) for the Six Months Ended June 30, 2002............      5

              Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (Unaudited)..................      6

              Notes to Financial Statements (Unaudited).............................................................      7

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................................     10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................................     12

PART II.      OTHER INFORMATION

Item 4.       Exhibits and Reports on Form 8-K......................................................................     13

SIGNATURES    ......................................................................................................     14

EXHIBIT INDEX ......................................................................................................     15

CERTIFICATIONS......................................................................................................     16

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS


                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                                          June 30,        December 31,
                                                                                            2002              2001
                                                                                       --------------    -------------
                                                                                         (Unaudited)
ASSETS
Cash.............................................................................      $      507,200    $      11,400
Accounts receivable - affiliate..................................................             735,400        1,889,800
Unrealized hedging gains.........................................................                   _           52,900

Oil and gas wells and properties (successful efforts)............................          19,017,400       19,017,400
Less accumulated depletion and depreciation......................................          (3,701,200)      (2,370,600)
                                                                                       --------------    -------------
                                                                                           15,316,200       16,646,800
                                                                                       --------------    -------------
                                                                                       $   16,558,800    $  18,600,900
                                                                                       ==============    =============



LIABILITIES AND PARTNERS' CAPITAL
Unrealized hedging losses........................................................              58,000                -

Partners' capital:
   Managing General Partner......................................................           4,817,600        5,393,700
   Limited Partners (1,500 units)................................................          11,741,200       13,154,300
   Accumulated other comprehensive income (loss).................................             (58,000)          52,900
                                                                                       --------------    -------------
                                                                                           16,500,800       18,600,900
                                                                                       --------------    -------------
                                                                                       $   16,558,800    $  18,600,900
                                                                                       ==============    =============
















    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF OPERATIONS (Unaudited)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                        Three Months Ended            Six Months Ended
                                                                              June 30,                    June 30,
                                                                      ------------------------    -----------------------
                                                                          2002        2001            2002         2001
                                                                      ----------   -----------    -----------  ----------

REVENUES:
Natural gas and oil.................................................  $  742,200    $  700,200    $ 1,960,700  $  751,900
Interest income.....................................................       1,600        30,100          2,500      30,100
                                                                      ----------    ----------    -----------  ----------
                                                                         743,800       730,300      1,963,200     782,000
                                                                      ----------    ----------    -----------  ----------

COSTS AND EXPENSES:
Production expenses.................................................     146,100        77,200        344,400      81,500
Depletion and depreciation of oil and gas properties................     594,900       191,700      1,330,600     204,300
General and administrative expenses.................................      28,900        15,500         55,000      16,300
Bad debt expense....................................................           -             -         16,100           -
                                                                      ----------    ----------    -----------  ----------
                                                                         769,900       284,400      1,746,100     302,100
                                                                      ----------    ----------    -----------  ----------
Net earnings (loss).................................................  $  (26,100)   $  445,900    $   217,100  $  479,900
                                                                      ==========    ==========    ===========  ==========



ALLOCATION OF NET EARNINGS (LOSS):

   Managing General Partner.........................................  $   (7,300)   $  129,600    $    63,700  $  139,400
                                                                      ==========    ==========    ===========  ==========

   Limited Partners.................................................  $  (18,800)   $  316,300    $   153,400  $  340,500
                                                                      ==========    ==========    ===========  ==========

      Net earnings (loss) per limited partnership interest..........  $      (13)   $      211    $       102  $      227
                                                                      ==========    ==========    ===========  ==========





















    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

               STATEMENT OF PARTNERS' CAPITAL ACCOUNTS (Unaudited) FOR PERIOD ENDING MARCH 31, 2002 AND JUNE 30, 2002

                                                                                             Accumulated
                                                                Managing                        Other
                                                                General         Limited      Comprehensive
                                                                Partner         Partners     Income (Loss)      Total
                                                            --------------   -------------   ------------- -------------
Balance at January 1, 2002................................. $    5,393,700   $  13,154,300   $    52,900   $  18,600,900

Comprehensive income (loss):
   Participation in revenue and expenses:
     Net production revenues...............................        295,900         724,300             -       1,020,200
     Interest income.......................................            300             600             -             900
     Depletion and depreciation............................       (213,000)       (522,700)            -        (735,700)
     General and administrative............................        (12,200)        (30,000)            -         (42,200)
                                                            --------------   -------------   -----------   -------------
        Net earnings.......................................         71,000         172,200             -         243,200
   Change in fair value of cash flow hedges................              -               -      (161,100)       (161,100)
                                                                                                           -------------
     Comprehensive income..................................                                                       82,100
     Distributions to partners.............................       (351,800)       (861,300)            -      (1,213,100)
                                                            --------------   -------------   -----------   -------------
Balance at March 31, 2002.................................. $    5,112,900   $  12,465,200   $  (108,200)  $  17,469,900
                                                            ==============   =============   ===========   =============

Comprehensive income (loss):
   Participation in revenue and expenses:
     Net production revenues...............................        172,900         423,200             -         596,100
     Interest income.......................................            500           1,100             -           1,600
     Depletion and depreciation............................       (172,300)       (422,600)            -        (594,900)
     General and administrative............................         (8,400)        (20,500)            -         (28,900)
                                                            --------------   -------------   -----------   -------------
        Net earnings.......................................          7,300         (18,800)            -         (26,100)
   Change in fair value of cash flow hedges................              -               -        50,200          50,200
                                                                                                           -------------
     Comprehensive income..................................                                                       24,100
     Distributions to partners.............................       (288,000)       (705,200)            -        (993,200)
                                                            --------------   -------------   -----------   -------------
Balance at June 30, 2002................................... $    4,817,600   $  11,741,200   $   (58,000)  $  16,500,800
                                                            ==============   =============   ===========   =============












    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF CASH FLOWS (Unaudited)
                   FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                           Six Months Ended June 30,
                                                                                       --------------------------------
                                                                                             2002              2001
                                                                                       --------------    --------------
Cash flows from operating activities:

Net earnings.........................................................................  $    217,100      $     479,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depletion and depreciation:.......................................................     1,330,600            204,300
   (Increase) decrease in accounts receivable - affiliate............................     1,154,400           (397,900)
   Increase in accounts payable and accrued liabilities..............................             -             30,100
                                                                                       ------------      -------------

Net cash provided by operating activities............................................     2,702,100            316,400


Cash flows from financing activities:

Distributions to partners............................................................    (2,206,300)                 -
                                                                                       ------------      -------------

Net cash used in financing activities................................................    (2,206,300)                 -
                                                                                       ------------      -------------
Net increase in cash.................................................................       495,800            316,400
                                                                                       ------------      -------------


Cash at beginning of period..........................................................        11,400                  -
                                                                                       ------------      -------------

Cash at end of period................................................................  $    507,200      $     316,400
                                                                                       ============      =============























    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
          FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of Atlas America Public #9 Ltd. (the Partnership) for the three months and six months ended June 30, 2002 and 2001 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the calendar year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 may not necessarily be indicative of the results of operations for the full calendar year ending December 31, 2002.

        Certain reclassifications have been made to the financial statements for the three months and six months ended June 30, 2001 to conform with the three months and six months ended June 30, 2002.

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

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the periods indicated:

                                                                        Three Months Ended            Six Months Ended
                                                                              June 30,                    June 30,
                                                                      ------------------------    -----------------------
                                                                          2002        2001            2002         2001
                                                                      ----------   -----------    -----------  ----------

Net earnings (loss).................................................  $  (26,100)   $  445,900    $   217,100  $  479,900
Other comprehensive income (loss):
       Unrealized loss on natural gas futures contracts.............      50,200             -       (110,900)     52,900
                                                                      ----------    ----------    -----------  ----------

Comprehensive income ...............................................  $   24,100    $  445,900    $   106,200  $  532,800
                                                                      ==========    ==========    ===========  ==========

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
          FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

           o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred in the three months ended June 30, 2002 and 2001 were $17,000 and $11,500, respectively, and $35,000 and $12,300 for the six months ended June 30, 2002 and 2001, respectively.

           o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended June 30, 2002 and 2001 were $58,700 and $12,600, respectively, and $117,400 and $13,800 for the six months ended June 30, 2002 and 2001, respectively.

           o Transportation fees paid to Atlas of $.29 per mcf. Transportation costs incurred for the three months ended June 30, 2002 and 2001 were $68,300 and $36,100, respectively, and
                  $169,400 and $38,727 for the six months ended June 30, 2002 and 2001, respectively.

           o As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (Unaudited) - (Continued) FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


NOTE 5 - HEDGING ACTIVITIES

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

       At June 30, 2002, Atlas had natural gas futures and option contracts covering approximately 223,000 dekatherms ("Dth") of the Partnership's gas production maturing April 2002 through September 2003 at a combined average price of $3.45 per Dth. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized loss related to open NYMEX contracts was $58,000 at June 30, 2002. The unrealized loss of $58,000 at June 30, 2002 has been recorded as a liability on the Partnership's 2002 Balance Sheet and in partners' capital as accumulated other comprehensive income. As of June 30, 2002, $36,500 of the unrealized loss is expected to be reclassified to earnings during the next 12 months. The Partnership recognized no losses for settled contracts covering natural gas production for the six months ended June 30, 2002 and 2001. The Partnership recognized no gains or losses during the six months ended June 30, 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. The Partnership assesses the effectiveness of its hedges based on changes in the derivates' intrinsic value.

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

Results of Operations

         The following table set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                     June 30,
                                                                     --------------------------    --------------------------
                                                                         2002           2001            2002         2001
                                                                     -----------    -----------    -----------  -------------
                                                                                      (in thousands, except
                                                                               sales price and production cost data)

Production revenues
     Gas..........................................................   $       742    $       700    $     1,961   $      752
     Oil..........................................................   $         -    $         -    $         -   $        -

Production volumes:
     Gas (thousands of cubic feet ("mcf")/day)....................         3,035          1,369          3,329          738
     Oil (barrels ("bbls")/day)...................................             -              -              -            -

Average sales prices:
     Gas (per mcf)................................................   $      2.69    $      5.62    $      3.25   $     5.63
     Oil (per bbl)................................................   $         -    $         -    $         -   $        -

Average production costs:
     As a percent of sales........................................            20%            11%            18%          11%
     (per mcf equivalent unit)....................................   $       .53    $       .62    $       .57   $      .61

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

         Net Earnings. During the three months and six months ended June 30, 2002, we had net earnings (loss) of $(26,100) and $217,100 as compared with net earnings for the three months and six months ended June 30, 2001 of $445,900 and $479,900, a decrease of $472,000 (106%) and $262,800 (55%).

         Revenues. Our natural gas revenues were $742,200 and $1,960,700 in the three months and six months ended June 30, 2002, an increase of $42,000 (6%) and $1,208,800 (161%) from $700,200 and $751,900 in the three months and six months ended June 30, 2001. These variances were due to a decrease of 52% ($365,400) and 42% ($317,300) decrease in the average sales price of natural gas for the three months and six months ended June 30, 2002, respectively, and a 122% ($407,400) and 351% ($1,526,100) increase in production volumes for the three months and six months ended June 30, 2002, respectively.

         Expenses. Production expenses were $146,100 and $344,400 in the three months and six months ended June 30, 2002, an increase of $68,900 (89%) and $262,900 (323%). This increase is attributable to an increase in the number of wells producing in the 2nd quarter of 2002. Most wells were not producing until the 2nd quarter of 2001.

         Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 68% in the six months ended June 30, 2002 compared to 27% for the six months ended June 30, 2001. This percentage change is directly attributable to changes in our oil and gas reserve quantities, product prices and reductions in the depletable cost basis of oil and gas properties.

         General and administrative expenses for the three months and six months ended June 30, 2002 amounted to $28,900 and $55,000. These expenses include the monthly administrative fees charged by the managing general partner to each productive well and legal and audit fees.

         Liquidity and Capital Resources. At June 30, 2002 we had working capital of $1,184,600 a decrease of $769,500 from $1,954,100 at December 31, 2001. Cash increased $495,800 from December 31, 2001.

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

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138). As of June 30, 2002, we had gas hedges in place covering 223,000 dekatherms maturing through September 2003. The unrealized loss of these hedges is a $58,000 liability at June 30, 2002 and is included on our balance sheet and represents the estimated amount that would have been realized had the hedges been terminated on that date. As these contracts qualify and have been designated as cash flow hedges, gains and losses on them resulting from market price changes are determined monthly and reflected in accumulated other comprehensive income until the month in which the hedged production is sold. At that time, the amount included in accumulated other comprehensive income related to the sold production is closed to production revenues. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on NYMEX.

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


Atlas America Public #9 Ltd.

By:  (Signature and Title):          Atlas Resources, Inc., Managing General Partner


By   (Signature and Title):         /s/ Freddie M. Kotek
                                    -----------------------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

Date:  August 14, 2002


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):           /s/ Freddie M. Kotek
                                    -----------------------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

Date:  August 14, 2002



By  (Signature and Title):          /s/ Nancy J. McGurk
                                    -----------------------------------------------------------------------------------
                                    Nancy J. McGurk, Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Date:  August 14, 2002

                                  EXHIBIT INDEX


                             Description                                        Location
                             -----------                                        --------
  4(a)          Certificate of Limited Partnership for                          Previously filed in the Form 10-KSB for
                Atlas America Public #9 Ltd.                                    the period ending December 31, 2000

  4(b)          Amended and Restated Certificate and Agreement                  Previously filed in the Form 10-KSB for
                of Limited Partnership for Atlas America Public #9 Ltd.         the period ending December 31, 2000

  10(a)         Drilling and Operating Agreement with exhibits                  Previously filed in the Form 10-KSB for
                                                                                the period ending December 31, 2000

   99.1         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted
                Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

   99.2         Certification Pursuant to 18 U.S.C., Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
