Form 10QSB
period 2002-09-30
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2002-11-12
CIK 1121745

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB
(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from _______ to _______

                        Commission file number 333-44130

                          Atlas America Public #9 Ltd.
                 (Name of small business issuer in its charter)

Pennsylvania                                                          25-1867510
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)
311 Rouser Road
Moon Township, PA                                                          15108
(Address of principal executive offices)                              (Zip code)

Issuer's telephone number, including area code:  (412) 262-2830

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10QSB


PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.   Financial Statements

           Balance Sheets as of September 30, 2002 (Unaudited) and
             December 31, 2001..........................................      3

          Statements of Operations for the Three Months and Nine Months Ended
            September 30, 2002 and 2001 (Unaudited).....................      4

          Statement of Partners' Capital Accounts for the Nine Months Ended
            September 30, 2002 (Unaudited)..............................      5

          Statements of Cash Flows for the Nine Months Ended
            September 30, 2002 and 2001 (Unaudited).....................      6

          Notes to Financial Statements (Unaudited)..................... 7 - 10

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................11 - 13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....     14

Item 4.   Evaluation of Disclosure Controls and Procedures..............     14

PART II.  OTHER INFORMATION

Item 5.   Exhibits and Reports on Form 8-K..............................     15

SIGNATURES...................................................................16

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS


                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS



                                                                                        September 30,     December 31,
                                                                                        -------------     ------------
                                                                                            2002               2001
                                                                                       --------------    -------------
                                                                                       (Unaudited)
ASSETS
Cash.............................................................................      $      454,500    $      11,400
Accounts receivable - affiliate..................................................             664,700        1,889,800
Unrealized hedging gains.........................................................                   _           52,900

Oil and gas wells and properties (successful efforts)............................          19,017,400       19,017,400
Less accumulated depletion and depreciation......................................          (4,202,000)      (2,370,600)
                                                                                       --------------    -------------
                                                                                           14,815,400       16,646,800
                                                                                       --------------    -------------
                                                                                       $   15,934,600    $  18,600,900
                                                                                       ==============    =============




LIABILITIES AND PARTNERS' CAPITAL
Accounts payable - affiliate.....................................................      $        5,100    $           -
Unrealized hedging losses........................................................             121,700                -

Partners' capital:
   Managing General Partner......................................................           4,635,300        5,393,700
   Limited Partners (1,500 units)................................................          11,294,200       13,154,300
   Accumulated other comprehensive income (loss).................................            (121,700)          52,900
                                                                                       --------------    -------------
                                                                                           15,807,800       18,600,900
                                                                                       --------------    -------------
                                                                                       $   15,934,600    $  18,600,900
                                                                                       ==============    =============

    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF OPERATIONS (Unaudited)



                                                                        Three Months Ended            Nine Months Ended
                                                                            September 30,               September 30,
                                                                      ------------------------   -------------------------
                                                                         2002         2001           2002          2001
                                                                      ----------  ------------   ------------  -----------
REVENUES:
Natural gas and oil.................................................  $  812,500  $  2,859,300   $  2,773,200  $ 3,611,200
Interest income.....................................................       1,000         1,200          3,500       31,300
                                                                      ----------  ------------   ------------  -----------
                                                                         813,500     2,860,500      2,776,700    3,642,500
                                                                      ----------  ------------   ------------  -----------


COSTS AND EXPENSES:
Production expenses.................................................     186,000       369,300        530,400     450,800
Depletion and depreciation of oil and gas properties................     500,800       794,400      1,831,400     998,700
General and administrative expenses.................................      24,700        28,100         79,700      44,400
Bad debt expense....................................................           -             -         16,100           -
                                                                      ----------  ------------   ------------  ----------
                                                                         711,500     1,191,800      2,457,600   1,493,900
                                                                      ----------  ------------   ------------  ----------
Net earnings .......................................................  $  102,000  $  1,668,700   $    319,100  $2,148,600
                                                                      ==========  ============   ============  ==========


ALLOCATION OF NET EARNINGS:

Managing General Partner............................................  $   29,800  $    499,200   $     93,500  $  638,700
                                                                      ==========  ============   ============  ==========

Limited Partners....................................................  $   72,200  $  1,169,500   $    225,600  $1,509,900
                                                                      ==========  ============   ============  ==========

Net earnings per limited partnership unit...........................  $       48  $        780   $        150  $    1,007
                                                                      ==========  ============   ============  ==========

    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                   STATEMENT OF PARTNERS' CAPITAL (Unaudited)
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                                                             Accumulated
                                                               Managing                         Other
                                                                General         Limited     Comprehensive
                                                                Partner        Partners     Income (Loss)      Total
                                                            --------------   -------------  -------------  -------------
Balance at January 1, 2002................................. $    5,393,700   $  13,154,300   $    52,900   $  18,600,900


Comprehensive income (loss):
   Participation in revenue and expenses:
     Net production revenues...............................        650,500       1,592,300             -       2,242,800
     Interest income.......................................          1,100           2,400             -           3,500
     Depletion and depreciation............................       (530,300)     (1,301,100)            -      (1,831,400)
     General and administrative............................        (27,800)        (68,000)            -         (95,800)
                                                            --------------   -------------   -----------   -------------
        Net earnings.......................................         93,500         225,600             -         319,100
   Change in fair value of cash flow hedges................              -               -      (174,600)       (174,600)
                                                                                                           -------------
     Comprehensive income..................................                                                      144,500
     Distributions to partners.............................       (851,900)     (2,085,700)            -      (2,937,600)
                                                            --------------   -------------   -----------   -------------
Balance at September 30, 2002.............................. $    4,635,300   $  11,294,200   $  (121,700)  $  15,807,800
                                                            ==============   =============   ============  =============

    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF CASH FLOWS (Unaudited)
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                                              Nine Months Ended
                                                                                       -------------------------------
                                                                                                 September 30,
                                                                                       -------------------------------
                                                                                           2002              2001
                                                                                       ------------      -------------
Cash flows from operating activities:
Net earnings.........................................................................  $    319,100      $   2,148,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depletion and depreciation:.......................................................     1,831,400            998,700
   (Increase) decrease in accounts receivable - affiliate............................     1,225,100         (2,947,100)
   Increase in accounts payable and accrued liabilities..............................         5,100            106,100
                                                                                       ------------      -------------

Net cash provided by operating activities............................................     3,380,700            306,300


Cash flows from financing activities:
Distributions to partners............................................................    (2,937,600)          (257,200)
                                                                                       -------------     -------------

Net cash used in financing activities................................................    (2,937,600)          (257,200)
                                                                                       ------------      -------------
Net increase in cash.................................................................       443,100             49,100
                                                                                       ------------      -------------

Cash at beginning of period..........................................................        11,400                  -
                                                                                       ------------      -------------

Cash at end of period................................................................  $    454,500      $      49,100
                                                                                       ============      =============

    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
       FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of Atlas America Public #9 Ltd. (the Partnership) for the three months and nine months ended September 30, 2002 and 2001 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the calendar year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 may not necessarily be indicative of the results of operations for the full calendar year ending December 31, 2002.

        Certain reclassifications have been made to the financial statements for the three months and nine months ended September 30, 2001 to conform with the three months and nine months ended September 30, 2002.

NOTE 2 - NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after June 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact of this new accounting standard.

         In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets" ("SFAS 144") was issued. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of what constitutes discontinued operations to include more disposal transactions. Under SFAS 144, assets held for sale that are a component of an entity are included in discontinued operations and cash flows will be eliminated from the ongoing operations if the entity does not have any significant continuing involvement in the operations prospectively. The adoption of SFAS 144 had no impact on the Partnership's financial position or results of operations.

         In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS 145 had no impact on the Partnership's financial position or results of operations.

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
       FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 2 - NEW ACCOUNTING STANDARD (Continued)

         In June 2002, the FASB reached a consensus on certain issues raised in Emerging Issues task Force ("EITF") Issue No. 02-3. The consensus requires mark-to-market gains and losses on energy trading contracts to be shown net in statement whether or not these contracts are settled physically as well as disclosures of gross transaction volumes for contracts that are physically settled. This provision in EITF Issue 02-3 is effective for financial statements ending after July 15, 2002, and comparative financial statements will be reclassified to conform to the new presentation. Additional disclosures such as types of contracts accounted for as energy trading contracts, reconciliation of beginning and ending fair values and descriptions of methods and assumptions used to estimate fair value are also required. These additional disclosures are effective for financial statements issued for fiscal years ending after July 15, 2002.

         In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Partnership has not yet adopted SFAS 146 nor determined the effect of the adoption of SFAS 146 on its financial position or results of operations.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the periods indicated:


                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
                                                                      ------------------------    -------------------------
                                                                         2002         2001            2002         2001
                                                                      ----------  ------------    -----------  ------------
Net earnings........................................................  $  102,000  $  1,668,700    $   319,100  $  2,148,600
Other comprehensive income (loss):
       Unrealized gain (loss) on natural gas futures contracts......     (63,700)            -       (174,600)       52,900
                                                                      ----------  ------------    -----------  ------------

Comprehensive income ...............................................  $   38,300  $    445,900    $   144,500  $  2,201,500
                                                                      ==========  ============    ===========  ============

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
      FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 -
                                  (Continued)

NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred in the three months ended September 30, 2002 and 2001 were $19,800 and $19,700, respectively, and
              $54,700 and $32,100 for the nine months ended September 30, 2002 and 2001, respectively.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended September 30, 2002 and 2001 were $63,100 and $80,900, respectively, and $180,500 and $94,600 for the nine months ended September 30, 2002 and 2001, respectively.

         o Transportation fees paid to Atlas of $.29 per mcf. Transportation costs incurred for the three months ended September 30, 2002 and 2001 were $62,600 and $165,100, respectively, and $232,000 and
              $203,800 for the nine months ended September 30, 2002 and 2001, respectively.

         o As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
      FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 -
                                  (Continued)

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

       At September 30, 2002, Atlas had natural gas futures and option contracts covering approximately 375,000 dekatherms ("Dth") of the Partnership's gas production maturing April 2002 through September 2003 at a combined average price of $3.57 per Dth. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized loss related to open NYMEX contracts was $121,700 at September 30, 2002. The unrealized loss of $121,700 at September 30, 2002 has been recorded as a liability on the Partnership's 2002 balance sheet and in partners' capital as accumulated other comprehensive income. As of September 30, 2002, $121,700 of the unrealized loss is expected to be reclassified to earnings during the next 12 months. The Partnership's recognized losses for settled contracts covering natural gas production for the nine months ended September 30, 2002 was 17,500. The Partnership recognized no gains or losses during the nine months ended September 30, 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. The Partnership assesses the effectiveness of its hedges based on changes in the derivates' intrinsic value.

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

Results of Operations

         The following table set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:


                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30,                 September 30,
                                                                     --------------------------    --------------------------
                                                                        2002           2001           2002           2001
                                                                     -----------    -----------    -----------    -----------
                                                                                      (in thousands, except
                                                                               sales price and production cost data)
Production revenues
     Gas..........................................................   $       787    $     2,786    $     2,698    $     3,538
     Oil..........................................................   $        26    $        73    $        75    $        73

Production volumes:
     Gas (thousands of cubic feet ("mcf")/day)....................         2,722          6,189          3,125          2,575
     Oil (barrels ("bbls")/day)...................................            12             38             13             13

Average sales prices:
     Gas (per mcf)................................................   $      3.14    $      4.89    $      3.16    $      5.03
     Oil (per bbl)................................................   $     23.78    $     21.16    $     20.65    $     21.16

Average production costs:
     As a percent of sales........................................           24%             14%            20%            14%
     (per mcf equivalent unit)....................................   $       .74    $       .70    $       .62    $       .68

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

         Net Earnings. During the three months and nine months ended September 30, 2002, we had net earnings of $102,000 and $319,100 as compared with net earnings for the three months and nine months ended September 30, 2001 of $1,668,700 and $2,148,600, a decrease of $1,566,700 (94%) and $1,829,500 (85%).

         Revenues. Our natural gas revenues were $786,700 and $2,698,400 in the three months and nine months ended September 30, 2002, a decrease of $1,999,400 (72%) and $839,600 (24%) from $2,786,100 and $3,538,000 in the three months and nine months ended September 30, 2001. These variances were due to a decrease of 36% ($997,700) and 37% ($1,314,500) decrease in the average sales price of natural gas for the three months and nine months ended September 30, 2002, respectively, and an 56% ($1,001,800) and 21% ($474,800) decrease in production volumes for the three months and nine months ended September 30, 2002, respectively.

         The decrease in gas production volumes results primarily from the normal decline inherent in the life of a well. The impact of the lower gas production was further impacted by a decrease in natural gas prices, which decreased by $1.75 per Mcf and $1.87 per Mcf to $3.14 per Mcf and $3.16 per Mcf in the three months and nine months ended September 30, 2002. Our revenues from our natural gas sales will continue to be affected by changes in natural gas prices, which are driven by market conditions.

         Expenses. Production expenses were $186,000 and $530,400 in the three months and nine months ended September 30, 2002, a decrease of $183,300 (50%) and an increase of $79,600 (18%). The decrease is attributable to a decrease in transportation expenses due to the lower production volumes. The increase is attributable to an increase in transportation expenses for the nine months ending September 30, 2002.

         Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 62% and 66% in the three months and nine months ended September 30, 2002 compared to 28% and 28% for the three months and nine months ended September 30, 2001. These percentage changes are directly attributable to changes in our oil and gas reserve quantities, product prices and reductions in the depletable cost basis of oil and gas properties.

         General and administrative expenses for the three months and nine months ended September 30, 2002 amounted to $24,700 and $79,700, a decrease of $3,400 (12%) and an increase of $35,300 (80%) in the three months and nine months ended September 30, 2001. These changes are directly attributable to change in the number of wells producing during the period and the timing of the expenses incurred for audit of partnership books. These expenses include the monthly administrative fees charged by the managing general partner to each productive well and legal and audit fees.

         Liquidity and Capital Resources. At September 30, 2002 we had working capital of $992,400 a decrease of $961,700 from $1,954,100 at December 31, 2001. Cash increased $443,100 from December 31, 2001.

         There are no material commitments for us to make capital expenditures and we do not expect any in the foreseeable future. Any additional funds, if required will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make a loan. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

         Recent Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after July 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact of this new accounting standard.

         In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets" ("SFAS 144") was issued. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of what constitutes discontinued operations to include more disposal transactions. Under SFAS 144, assets held for sale that are a component of an entity are included in discontinued operations and cash flows will be eliminated from the ongoing operations if the entity does not have any significant continuing involvement in the operations prospectively. The adoption of SFAS 144 had no impact on the Partnership's financial position or results of operations.

         In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS 145 had no impact on the Partnership's consolidated financial position or results of operations.

         In June 2002, the FASB reached a consensus on certain issues raised in Emerging Issues task Force ("EITF") Issue No. 02-3. The consensus requires mark-to-market gains and losses on energy trading contracts to be shown net in the income statement whether or not these contracts are settled physically as well as disclosures of gross transaction volumes for contracts that are physically settled. This provision in EITF Issue 02-3 is effective for financial statements ending after July 15, 2002, and comparative financial statements will be reclassified to conform to the new presentation. Additional disclosures such as types of contracts accounted for as energy trading contracts, reconciliation of beginning and ending fair values and descriptions of methods and assumptions used to estimate fair value are also required. These additional disclosures are effective for financial statements issued for fiscal years ending after July 15, 2002.

         In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Partnership has not yet adopted SFAS 146 nor determined the effect of the adoption of SFAS 146 on its consolidated financial position or results of operations.

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

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138). As of September 30, 2002, we had gas hedges in place covering 375,000 dekatherms maturing through September 2003. The unrealized loss of these hedges is a $121,700 liability at September 30, 2002 and is included on our balance sheet and represents the estimated amount that would have been realized had the hedges been terminated on that date. As these contracts qualify and have been designated as cash flow hedges, gains and losses on them resulting from market price changes are determined monthly and reflected in accumulated other comprehensive income until the month in which the hedged production is sold. At that time, the amount included in accumulated other comprehensive income related to the sold production is closed to production revenues. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on NYMEX.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Partnership's Chief Executive Officer and Chief Financial Officer have reviewed the Partnership's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Partnership's disclosure controls and procedures are effective in ensuring that material information related to the Partnership is made known to them by others within the Partnership.

Changes in Internal Controls

         There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls since the date of the Partnership's last evaluation of internal controls.

                                     PART II


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         Exhibit No.    Description
         -----------    -----------

          4(a) Certificate of Limited Partnership for Atlas America Public #9 Ltd. (1)

          4(b) Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #9 Ltd. (1)

          10(a)         Drilling and Operating Agreement with exhibits (1)

          99.1 Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

          99.2 Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (1) Previously filed in the Form 10-KSB for the period ending December 31, 2000.


    (b) Reports on Form 8-K:

        None

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas America Public #9 Ltd.

By: (Signature and Title): Atlas Resources, Inc., Managing General Partner


By  (Signature and Title): /s/ Freddie M. Kotek
                           -----------------------------------------------------
                           Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
Date: November 12, 2002



        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title):  /s/ Freddie M. Kotek
                           -----------------------------------------------------
                           Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
Date: November 12, 2002




By (Signature and Title):  /s/ Nancy J. McGurk
                           -----------------------------------------------------
                           Nancy J. McGurk, Senior Vice President,
                           Chief Financial Officer and Chief Accounting Officer
Date: November 12, 2002

                                  CERTIFICATION

I, Freddie M. Kotek, Chief Executive Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and we have:

     a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to us, particularly during the period in which this quarterly report was being prepared;

     b) evaluated the effectiveness of the Partnership's disclosure controls and procedures within 90 days prior to the filing of this report, and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

5. I have disclosed, based on our most recent evaluation, to the Partnership's auditors and to the board of directors of the General Partners:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    By: /s/ Freddie M. Kotek
                    ------------------------
                    Freddie M. Kotek
                    Chief Executive Officer of the Managing General Partner November 12, 2002

                                  CERTIFICATION

I, Nancy J. McGurk, Chief Financial Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and we have:

     a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to us, particularly during the period in which this quarterly report was being prepared;

     b) evaluated the effectiveness of the Partnership's disclosure controls and procedures within 90 days prior to the filing of this report, and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

5. I have disclosed, based on our most recent evaluation, to the Partnership's auditors and to the board of directors of the General Partners:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    By: /s/ Nancy J. McGurk
                    -----------------------
                    Nancy J. McGurk
                    Chief Financial Officer of the Managing General Partner November 12, 2002