Form 10KSB
period 2002-12-31
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2003-03-28
CIK 1121745

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $3,445,100

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

        Transitional Small Business Disclosure Format (check one):
        Yes [ ]          No [X]

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10KSB

PART I
                                                                                                               Page
     Item 1:    Business....................................................................................    3 - 5
     Item 2:    Properties..................................................................................    5 - 9
     Item 3:    Legal Proceedings...........................................................................        9
     Item 4:    Submission of Matters to a Vote of Security Holders.........................................        9

PART II

     Item 5:    Market for Registrant's Common Equity and Related Security Holder Matters...................       10
     Item 6:    Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................................................  11 - 13
     Item 7:    Financial Statements and Supplementary Data.................................................  14 - 25
     Item 8:    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure......................................................       26


PART III
     Item 9:    Directors, Executive Officers and Significant Employees,
                Compliance with Section (16A) of the Exchange Act...........................................  26 - 28
     Item 10:   Executive Compensation......................................................................       28
     Item 11:   Security Ownership of Certain Beneficial Owners and Management..............................       29
     Item 12:   Certain Relationships and Related Transactions..............................................  29 - 30
     Item 13:   Exhibits and Reports on Form 8-K............................................................       30
     Item 14:   Controls and Procedures ................................................................           30

SIGNATURES..................................................................................................       32
----------

CERTIFICATIONS..............................................................................................    33-34
--------------

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

         General. We were formed as a Pennsylvania limited partnership on July 27, 2000, with Atlas Resources, Inc. as our managing general partner, to drill natural gas development wells. We have no employees and rely on our managing general partner for management. See Item 9 "Directors, Executive Officers and Significant Employees, Compliance With Section 16(A) of the Exchange Act."

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

         Business Strategy. Our wells are currently producing natural gas and to a far lesser extent oil, which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners' gas gathering system which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. No other wells will be drilled and no additional funds will be required for drilling. See Item 2 "Properties" for information concerning our wells.

         Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our gas and oil production. We pay our managing general partner a monthly well supervision fee of $275 per well, as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas and to a lesser extent oil, such as:

         o        well tending, routine maintenance and adjustment;
         o reading meters, recording production, pumping, maintaining appropriate books and records; and
         o        preparing reports to us and to government agencies.

         The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we will pay at cost for third party services and materials and a reasonable charge for services performed directly by our managing general partner or its affiliates. Also, beginning three years after each of our wells has been placed into production our managing general partner, as operator, may retain $200 of our revenues per month per well to cover our estimated future plugging and abandonment costs. As of December 31, 2002 the managing general partner has not withheld such funds.

         Markets and Competition. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends upon numerous factors beyond our control, including the extent of domestic production, import of foreign natural gas and oil, political instability in oil and gas producing countries and regions, market demand, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production, and its policy is to treat all wells in a given geographic area equally. Our natural gas is being sold as discussed in Item 2, Properties - Delivery Commitments. During 2002 and 2001, we experienced no problems in selling our natural gas and oil under these commitments, although prices we received varied during and after the period, sometimes significantly. Product availability and price are the principal means of competition in selling natural gas and oil production, while it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. Without the commitments discussed in Item 2, Properties - Delivery Commitments our managing general partner may sell our gas through similar commitments to other purchasers or at existing spot market prices.

         Governmental Regulation. The energy industry in general is heavily regulated by federal and state authorities, including regulation of production, environmental quality and pollution control. The intent of federal and state regulations generally is to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. The following discussion of the regulations of the United States energy industry does not intend to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.

       Regulation of oil and gas producing activates. State regulatory agencies where a producing natural gas well is located provide a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets. Our oil and gas operations in Pennsylvania are regulated by the Department of Environmental Resources, Division of Oil and Gas, and our oil and gas operations in Ohio are regulated by the Ohio Department of Natural Resources, Division of Oil and Gas. Among other things, the regulations involve:

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

         o        well plugging standards and procedures; and

         o        broad enforcement powers.

         Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil, and pipelines, can be liable for fines, penalties and clean-up costs for pollution caused by the wells or the pipelines. Moreover, the owners' or operators' liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. Natural gas pipelines are also subject to safety regulation under the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Act of 1992 which, among other things, dictate the type of pipeline, quality of pipeline, depth, methods of welding and other construction-related standards. State public utility regulators in Ohio and Pennsylvania have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

         We believe we have complied in all material respects with applicable state regulations and do not expect that these regulations will have a material adverse impact on our operations. Our producing activities also must comply with various federal, state and local laws not mentioned, including those covering the discharge of materials into the environment, or otherwise relating to the protection of the environment. Although this compliance may cause delays or increase our costs, currently we do not believe these costs will be substantial. However, we cannot predict, the ultimate costs of complying with present and future environmental laws and regulations because these laws and regulations are constantly being revised and ultimately may have a material impact to our operations to remain in compliance. Additionally, we cannot obtain insurance to protect against many types of environmental claims.

         Where can you find more information. We file Form 10KSB Annual Report and Form 10QSB Quarterly Report as well as other non-recurring special purpose reports with the Securities and Exchange Commission. A complete list of our filings is available on the Securities and Exchange Commission's website at WWW.SEC.GOV. Any of our filings are also available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public Reference Room may be contacted at 1-800- SEC-0330 for further information.

Additionally, our Managing General Partner will provide you copies of any of these reports without charge. Such requests should be made to:
                          Atlas America Public #9 Ltd.
                                 311 Rouser Road
                             Moon Township, PA 15108

ITEM 2. PROPERTIES

         Drilling Activity. The following table shows information about the wells we have drilled since our formation. All the wells drilled were development wells, which means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. For the year ended December 31, 2002, we did not drill any wells nor do we expect to do so in future years.


                                               Development Wells
                  --------------------------------------------------------------
                        Productive (1)                        Dry (2)
                  ------------------------------   -----------------------------
Period Ending     Gross (3)          Net (4)         Gross (3)         Net (4)
                  ------------    --------------   --------------    -----------
2001............      83               78.75              2                2

----------
(1)      A "productive well" generally means a well that is not a dry hole.
(2) A "dry hole" generally means a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The term "completion" refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.
(3)      A "gross" well is a well in which we have a working interest.
(4) A "net" well equals the actual working interest we own in one gross well divided by one hundred. For example, a 50% working interest in a well is one gross well, but a .50 net well.

         Summary of Productive Wells. The table below shows the number of our productive gross and net wells by state at December 31, 2002 in which we have a working interest. All of our wells are classified as gas wells.

                                             Number of Productive Wells
         Location                              Gross               Net
                                               -----               ---
         Pennsylvania                             58               55.50
         Ohio...............................      25               23.25
                                             -------              ------
            Total...........................      83               78.75
                                             -------              ------


         Production. The following table shows the quantities of natural gas and oil produced (net to our interest), average sales price, and average production (lifting) costs per equivalent unit of production for the periods indicated.

                                                                                                     Average Production
                                                                                                     Cost (Lifting Cost)
                                        Production                     Average Sales Price            per mcfe (1) (2)
                              -------------------------------     -------------------------------   ---------------------
         Year
         Ended                   Oil (bbls)    Gas (mcf)              per bbl         per mcf
                                 ----------    ---------              -------         -------
         2002............          4,400          916,300              $ 21.43        $  3.65               $   .69
         2001............          4,600        1,050,300              $ 19.11        $  4.15               $   .62

----------
(1) "Mcf" means one thousand cubic feet of natural gas. "Mcfe" means a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel ("bbl").
(2) Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

         Natural Gas and Oil Reserve Information. The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the dates indicated. All of our reserves are located in the United States. We base our estimates relating to our proved natural gas and oil reserves and future net revenues of natural gas and oil reserves upon reports prepared by Wright & Company, Inc. In accordance with SEC guidelines, we make the standardized and SEC PV-10 estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following weighted average prices:

                                                       As of December 31
                                             --------------------------------
                                                  2002              2001
                                             --------------    --------------

         Natural gas (per mcf).............    $      3.79     $        4.01
         Oil (per bbl).....................    $     26.75     $       19.50

         Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports of our consultants, Wright & Company. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those estimated by Wright & Company in preparing its reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas and oil properties. PV-10 values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

         We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deducted when applicable, operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We made no provision for income taxes, and based the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from natural gas and oil reserves or their present value. For additional information concerning our natural gas and oil reserves and estimates of future net revenues, see notes to our Financial Statements.


                                                                   As of December 31
                                                              -------------------------
                                                                2002           2001
                                                              ----------    -----------
    Natural gas reserves - Proved Reserves (Mcf)(1):
       Proved developed reserves (2).......................    5,132,400      7,324,000
       Proved undeveloped reserves (3).....................            -              -
                                                              ----------    -----------
         Total proved reserves of natural gas..............    5,132,400      7,324,000

    Oil reserves: - Proved Reserves (Bbl)(1)
       Proved developed reserves (2).......................       23,400          8,200
       Proved undeveloped reserves (3).....................            -              -
                                                              ----------    -----------
         Total proved reserves of oil......................       23,400          8,200
                                                              ----------    -----------

           Total proved reserves (Mcfe)....................    5,272,800      7,373,200
                                                              ==========    ===========
    PV-10 estimate of cash flows of proved reserves (4):
       Proved developed reserves...........................   $7,185,200    $10,478,100
       Proved undeveloped reserves.........................            -              -
                                                              ----------    -----------
         Total PV-10 estimate..............................   $7,185,200    $10,478,100
                                                              ==========    ===========

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

         Title to Properties. We believe that we hold good and indefeasible title to our properties, in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we commence drilling operations, we conduct an extensive title examination and we perform curative work on defects that we deem significant. We have obtained title examinations for substantially all of our managed producing properties. No single property represents a material portion of our holdings.

         Our properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. Our properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of our properties.

       Acreage. The table below shows the acres of developed and undeveloped oil and gas acreage in which we have an interest by state at December 31, 2002.

                                                       Developed Acreage                 Undeveloped Acreage (3)
                                                 -----------------------------          -------------------------
Location                                          Gross (1)           Net (2)             Gross            Net
--------                                         ----------         ----------          ---------       ---------
  Pennsylvania................................        1,963              1,886                  -               -
  Ohio........................................          911                778                  -               -
                                                 ----------         ----------          ---------       ---------
     Total....................................        2,874              2,664                  -               -
                                                 ==========         ==========          =========       =========

---------------
(1)      A "gross" acre is an acre in which we own a working interest.
(2) A "net" acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.
(3) "Undeveloped acreage" is those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

       Delivery Commitments. Our managing general partner, Resource Energy, Inc. and Atlas Energy Group, Inc. have a gas supply agreement with First Energy Solutions Corporation for a 10-year term which began on April 1, 1999. First Energy Solutions Corporation is the marketing affiliate of First Energy Corporation, a large regional electric utility listed on the New York Stock Exchange. Subject to certain exceptions, First Energy Solutions Corporation must buy all of the natural gas produced and delivered by our managing general partner and its affiliates, which includes us, at certain specific delivery points with the facilities of: East Ohio Gas Company, National Fuel Gas Distribution, and Peoples Natural Gas Company, which are local distribution companies, and National Fuel Gas Supply, Columbia Gas Transmission Corporation, Tennessee Gas Pipeline Company, and Texas Eastern Transmission Company, which are interstate pipelines. The natural gas production associated with this program is primarily marketed to First Energy Solutions Corporation as described below; although a portion of the production may be marketed by Colonial Energy, UGI Energy Services, Mid America and Exelon Energy. We are not required to provide any fixed and determinable quantities of gas under any agreement other than agreements that are a consequence of limited hedging agreements with First Energy Solutions Corporation or the other markets as discussed below.

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

         Our managing general partner and First Energy Solutions Corporation have generally been able to agree to new pricing arrangements for all the delivery points under the agreement. For the next twelve months, our managing general partner anticipates that approximately 75% of our natural gas will be sold to First Energy Solutions Corporation and the balance to the other markets listed above.

         Pricing for gas and oil production has been volatile and unpredictable for many years. To hedge exposure to changing natural gas prices our managing general partner uses financial hedges. In addition, our contract with First Energy Solutions Corporation, a full service gas marketer, permits us, at our managing general partner's discretion, to designate a portion of our production to be delivered at a future date within the contract terms, at current market prices. However, these transactions are not derivatives to us. We essentially are locking in the sale price of our gas with First Energy prior to it being produced. Once designated we, cannot offset our position under the contract and are required to deliver the production to the delivery point. Thus, our managing general partner limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by First Energy Solutions Corporation for certain volumes of natural gas sold pursuant to these agreements, may be significantly different than the underlying monthly spot market value in the month the gas is produced. With respect to financial hedges, our managing general partner purchases and sells natural gas futures and options contracts to limit our exposure to pricing change. These contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter contracts with qualified counter-parties and generally cover periods from one month to up to two years in the future. To assure that the financial instruments will be used solely for hedging price risk and not for speculative purposes, our managing general partner has established a committee to assure that all financial trading is done in compliance with hedging policies, procedures and risk management objectives. Our managing general partner has not and does not intend to contract for positions that it cannot offset with actual production. Although hedging provides our managing general partner's partnerships, including us, some protection against falling prices, these activities could also reduce the potential benefit from price increases, depending on the instrument. The portion of our natural gas that is hedged changes from time to time.

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

         Holders. As of December 31, 2002, we had 538 interest holders.

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

         During the years ended December 31, 2002 and 2001 respectively, we distributed the following:

         o        $2,551,700 and $1,298,600 to our limited partners; and

         o        $1,042,200 and $530,400 to our managing general partner.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements. When used in this Form 10-KSB, the words "believes" "anticipates" "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1 of this report. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

         Management's Discussion and Analysis should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

Results of Operations. The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

                                                              Years Ended
                                                        ------------------------
                                                              December 31,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ---------
Revenues (in thousands):
     Gas(1)..........................................    $ 3,347       $ 4,358
     Oil.............................................    $    94       $    88
  Production volumes:
     Gas (thousands of cubic feet (mcf)/day).........      2,510         2,878
     Oil (barrels (bbls)/day)........................         12            13
  Average sales price:
     Gas (per mcf)...................................    $  3.65       $  4.15
     Oil (per bbl)...................................    $ 21.43       $ 19.11
  Production costs:
     As a percent of sales...........................         19%           15%
     Per equivalent mcf..............................    $   .69       $   .62


---------------
(1) Excludes sales of residual gas and sales to landowners.

         Revenues. Our production revenues for the year ended December 31, 2002 were $3,440,900 a decrease of $1,005,900 (23%) from $4,446,800 for the year ended December 31, 2001. The decrease was substantially due to a $.50 per mcf decrease (12%) in the average sales price for natural gas coupled with a 134,000 mcf decrease (13%) in annual production volumes. The decrease of $1,005,900 consisted of $521,900 attributable to natural gas price decreases and $489,400 attributable to natural gas volume decreases, offset by $5,400 in net favorable changes in oil prices and quantities produced.

         The price we receive for our natural gas is primarily a result of the index driven agreement with First Energy Services Corporation (Item 2 Properties
- Delivery Commitments) as such, our the price we receive for our natural gas may vary significantly each month as the underlying index changes in response to market conditions. The decrease in gas production volumes results primarily from the natural production decline inherent in the life of our wells.

         Expenses. Production expenses for the year ended December 31, 2002 were $651,100 compared to $667,500 for the year ended December 31, 2001, a decrease of $16,400 (2%). The decrease is primarily attributable to lower production volumes and the related decrease in costs associated with that production for the year ended December 31, 2002 compared to the same period ended 2001.

         Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 72% for the year ended December 31, 2002 compared to 53% for the year ended December 31, 2001. This percentage change is directly attributable to changes in our oil and gas reserve quantities, product prices, production and fluctuations in the depletable cost basis of oil and gas properties.

         Impairment of oil and gas properties for year ended December 31, 2002 was $2,104,700. Annually, we compare the carrying value of our proved developed oil and gas producing properties to their estimated fair market value. To the extent our carrying value exceeds the estimated fair market value an impairment charge is recognized.

         General and Administrative expenses for the year ended December 31, 2002 amounted to $124,200 compared to $60,600 for the year ended December 31, 2001, an increase of $63,600 (105%). The increase was due to having administrative fees charged for an entire twelve months in 2002. Most of our wells came online during fiscal 2001, consequently were not charged a full twelve months of fees in 2001.

         Liquidity and Capital Resources. Cash provided by operating activities increased $1,932,000 most of which was due to most of our wells being online for an entire twelve months in 2002, offset by lower prices received for our gas produced and lower volumes due to the natural production decline of our wells.

         No cash was either provided by or used for investing activities for both the years ended December 31, 2002 and 2001. We had no new material commitments for us to make capital expenditures during the periods and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for future plugging and abandonment costs. Any additional funds, if required will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make a loan. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

         Cash used by financing activities increased $1,764,900 to $3,593,900 for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase is directly related to increased distributions to partners as a result of most of our wells being online for an entire twelve months in 2002, offset by lower prices received for our gas produced and lower volumes due to the natural production decline of our wells.

         Recently issued Financial Accounting Standards. In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations", which establishes requirements for the accounting for removal costs associated with asset retirements. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and will require us to record a liability for our retirement obligations with the related transition adjustment reported as a cumulative affect of a change in accounting principle. We are currently assessing the impact of SFAS 143 on our consolidated financial statements.

         Critical Accounting Policies. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to oil and gas reserves and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 of the "Notes to Financial Statements" in Item 7 of this report.

         Reserve Estimates Our estimates of our proved natural gas and oil reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves are inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

         Impairment of Oil and Gas Properties We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values. We estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties and there can be no assurance that such impairments will not be required in the future.

ITEM 7.  FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Atlas America Public #9 Ltd.
A Pennsylvania Limited Partnership


We have audited the accompanying balance sheets of Atlas America Public #9 Ltd., A Pennsylvania Limited Partnership, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #9 Ltd. as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Cleveland, Ohio
February 28, 2003

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS
                               AS OF DECEMBER 31,

                                                                      2002                2001
                                                                ---------------    ----------------
                                     ASSETS
Current assets:
Cash.........................................................   $      189,900     $        11,400


Accounts receivable - affiliate..............................          814,100           1,889,800
Unrealized hedging gains.....................................                -              52,900
                                                                --------------     ---------------
         Total current assets................................        1,004,000           1,954,100

Oil and gas properties (successful efforts)..................       19,017,400          19,017,400
Less accumulated depletion and depreciation..................       (6,964,800)         (2,370,600)
                                                                --------------     ---------------
                                                                    12,052,600          16,646,800
                                                                --------------     ---------------
                                                                $   13,056,600     $    18,600,900
                                                                ==============     ===============


                        LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities..........................................   $       26,900    $              -
Unrealized hedging losses....................................          125,700                   -
                                                                --------------    ----------------
         Total current liabilities...........................          152,600                   -

Partners' capital:
    Managing General Partner.................................        3,810,200           5,393,700
    Limited Partners (1,500 units)...........................        9,219,500          13,154,300
    Accumulated other comprehensive income (loss)............         (125,700)             52,900
                                                                --------------    ----------------
                                                                    12,904,000          18,600,900
                                                                --------------    ----------------
                                                                $   13,056,600    $     18,600,900
                                                                ==============    ================


    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                                         2002              2001
                                                                    --------------     ------------
REVENUES
Natural gas and oil sales.........................................  $    3,440,900     $  4,446,800
Interest income...................................................           4,200           32,900
                                                                    --------------     ------------
       Total revenues.............................................       3,445,100        4,479,700
                                                                    --------------     ------------

COSTS AND EXPENSES
Production expenses...............................................         651,100          667,500
Depletion and depreciation of oil and gas properties..............       2,489,500        2,370,600
Impairment of oil and gas properties..............................       2,104,700                -
General and administrative expenses...............................         124,200           60,600
                                                                    --------------     ------------
       Total expenses.............................................       5,369,500        3,098,700
                                                                    --------------     ------------

Net (loss) earnings...............................................  $   (1,924,400)    $  1,381,000
                                                                    ==============     ============


Allocation of net (loss) earnings:

   Managing General Partner.......................................  $     (541,300)    $    437,600
                                                                    ==============     ============

   Limited Partners...............................................  $   (1,383,100)    $    943,400
                                                                    ==============     ============

      Net (loss) earnings per limited partnership unit............  $         (922)    $        629
                                                                    ==============     ============



    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                 Accumulated
                                                               Managing                             Other
                                                               General          Limited         Comprehensive
                                                               Partner         Partners         Income (loss)          Total
                                                               -------         --------         -------------          -----
January 1, 2001                                            $   5,486,500     $  13,509,500       $          -     $  18,996,000

Comprehensive income (loss):
   Participation in revenue and expenses:
      Net production revenues....................              1,117,300         2,662,000                  -         3,779,300
      Interest income............................                  3,400             8,100                  -         3,779,300
      Repayment of prior year interest...........                 21,400                 -                  -            21,400
      Depletion and depreciation.................               (686,600)       (1,684,000)                 -        (2,370,600)
      General and administrative................                 (17,900)          (42,700)                 -           (60,600)
                                                           -------------    --------------      -------------    --------------
         Net earnings                                            437,600           943,400                  -         1,381,000

      Cash flow hedge gains reclassified to gas sales                  -                 -              1,500             1,500
      Change in fair value of cash flow hedges...                      -                 -             51,400            51,400
                                                                                                                 --------------
         Comprehensive income....................                                                                     1,433,900
      Distributions to partners..................               (530,400)       (1,298,600)                 -        (1,829,000)
                                                           -------------    --------------      -------------    --------------
Balance at December 31, 2001.....................           $  5,393,700    $   13,154,300       $     52,900     $  18,600,900

Comprehensive income (loss):
   Participation in revenue and expenses:
      Net production revenues....................                824,800         1,965,000                  -         2,789,800
      Interest income............................                  1,200             3,000                  -             4,200
      Depletion and depreciation.................               (721,000)       (1,768,500)                 -        (2,489,500)
      Impairment of oil and gas properties.......               (609,600)       (1,495,100)                 -        (2,104,700)
      General and administrative.................                (36,700)          (87,500)                 -          (124,200)
                                                           -------------    --------------      -------------    --------------

         Net earnings (loss)                                    (541,300)       (1,383,100)                 -        (1,924,400)

      Cash flow hedge losses reclassified to gas sales                 -                 -             34,900            34,900
      Change in fair value of cash flow hedges                         -                 -           (213,500)         (213,500)
                                                                                                                 --------------
             Comprehensive Loss                                                                                      (2,103,000)

      Distributions..............................             (1,042,200)       (2,551,700)                 -        (3,593,900)
                                                           -------------    --------------      -------------    --------------

Balance at December 31, 2002                               $   3,810,200    $    9,219,500      $    (125,700)   $   12,904,000
                                                           =============    ==============      =============    ==============


    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                                        2002             2001
                                                                                   --------------    -------------
Cash flows from operating activities:
Net earnings (loss)..............................................................  $   (1,924,400)   $    1,381,000

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Impairment of oil and gas properties........................................       2,104,700                -
     Depletion and depreciation..................................................       2,489,500         2,370,600
     Decrease (increase) in accounts receivable - affiliate......................       1,075,700        (1,889,800)
     Increase (decrease) in accrued liabilities..................................          26,900           (21,400)
                                                                                   --------------    --------------

         Net cash provided by operating activities:..............................       3,772,400         1,840,400

Cash flows from financing activities:


   Capital distributions.........................................................      (3,593,900)       (1,829,000)
                                                                                   --------------    --------------

        Net cash used in financing activities....................................      (3,593,900)       (1,829,000)
                                                                                   --------------    --------------

        Net increase in cash.....................................................         178,500            11,400
                                                                                   --------------    --------------

Cash at beginning of year........................................................          11,400                 -
                                                                                   --------------    --------------

Cash at end of year..............................................................  $      189,900    $       11,400
                                                                                   ==============    ==============


    The accompanying notes are an integral part of these financial statements

                          Atlas America Public #9 Ltd.
                      (A Pennsylvania Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1 - NATURE OF OPERATIONS

        Atlas America Public #9 Ltd. (the "Partnership") is a Pennsylvania Limited Partnership which includes Atlas Resources, Inc. ("Atlas") of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 538 Limited Partners. The Partnership was formed on July 27, 2000 to drill and operate gas wells located primarily in Western Pennsylvania. At December 31, 2002, the Partnership had various working interests in 83 gross wells.

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

        Undeveloped leaseholds and proved properties are assessed periodically to determine whether there has been a decline in value and, if such decline is indicated, a loss is recognized. The Partnership compares the carrying value of its proved developed oil and gas producing properties to the their estimated fair market value in order to determine whether their carrying values should be reduced. As a result of this assessment, an impairment loss of $2,104,700 was recognized in 2002.

        On an ongoing basis, the Partnership estimates the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Partnership estimates the salvage value of equipment recoverable upon abandonment. At December 31, 2002 and 2001, the Partnership estimated that equipment salvage values would be sufficient to recover the estimated costs of future dismantlement, restoration, reclamation, and abandonment. However, should these estimated costs exceed the estimated salvage values, beginning three years after each well has been placed into production the managing general partner, as operator, may retain $200 of production revenues per month, per well to cover estimated future plugging and abandonment costs.

                          Atlas America Public #9 Ltd.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Estimates

        Certain amounts included in or affecting the Partnership's financial statements and related disclosures must be estimated, requiring the Partnership to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect:

         o        the amount the Partnership reports for assets and liabilities

         o        the Partnership gas and oil reserves

         o the amounts the Partnership reports for revenues and expenses during the reporting period

        Therefore, the reported amounts of the Partnership's assets and liabilities, revenues and expenses and associated disclosures with respect to gas and oil reserves are necessarily affected by these estimates. The Partnership evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods the Partnership considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Partnership's estimates. Any effects on the Partnership's business, financial position, or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Revenue Recognition

       Revenues from the sale of natural gas and oil are recognized when the gas and oil are delivered to the purchaser.

New Accounting Standard

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after July 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact of this new accounting standard on its financial statements.

                          Atlas America Public #9 Ltd.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Customer

        Substantially all of the Partnership's revenues were derived from sales to First Energy Solutions Corporation. However, the market for gas and oil production is a diverse open market and other purchasers are readily available.

Hedging Activities

         Atlas uses natural gas futures and option contracts to hedge its exposure to changes in natural gas prices. The Partnership accounts for its portion of the hedging activates under Statements of Financial Accounting Standards No. 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activates (as amended by SFAS 138). These contracts qualify and have been designated as cash flow hedges under SFAS 133 and accordingly, gains and losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold.

Comprehensive Income

         Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income" and for the partnership represent unrealized hedging gains and losses

NOTE 3 - FEDERAL INCOME TAXES

        The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability.

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS

        The Managing General Partner and the other partners generally participate in revenues and costs in the following manner:

                          Atlas America Public #9 Ltd.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2002


     NOTE 4 - PARTICIPATION IN REVENUES AND COSTS (Continued)


                                                  Managing
                                                   General       Other
                                                   Partner      Partners
                                               -------------   -----------
Organization costs                                   100%           0%
                                                                    0%
Lease costs                                          100%           0%
Revenues                                              (1)          (1)
Operating costs, administrative costs,
    direct costs and all other costs                  (2)          (2)
Intangible drilling costs and depletion                0%         100%
Tangible costs and depreciation                      100%           0%

(1) Subject to the Managing General Partner's subordination obligation, substantially all revenues will be credited as follows: before net of tax savings payout and partnership payout (as defined in the partnership agreement), partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions. After net of tax savings payout, the Managing General Partner will receive an additional 6.5% of the partnership revenues, and after partnership payout, the Managing General Partner will receive an additional 8.5% of partnership revenues.

(2) These costs will be charged to the partners in the same ratio as the related production revenues are credited.


     NOTE 5 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

             The Partnership has entered into the following significant transactions with Atlas and its affiliates as provided under the Partnership agreement:

             Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred in 2002 and 2001 were $70,600 and $47,200, respectively.

             Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred in 2002 and 2001 were $233,200 and $156,600, respectively.

             Transportation fees paid to Atlas at $.35 per MCF. Transportation costs incurred in 2002 and 2001 were $271,500 and $319,700, respectively.

             As the Managing General Partner, Atlas performs all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

                          Atlas America Public #9 Ltd.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2002


     NOTE 6 - PURCHASE COMMITMENT

               Subject to certain conditions, investor partners may present their interests beginning in 2005 for purchase by Atlas. Atlas is not obligated to purchase more than 5% of the units in any calendar year. In the event that Atlas is unable to obtain the necessary funds, Atlas may suspend its purchase obligation.

      NOTE 7 - SUBORDINATION OF MANAGING GENERAL PARTNER'S
      REVENUE SHARE

               Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by participants of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the participants (July 2001). During the subordination period, Atlas can be reimbursed for any subordination advances to the extent distributions exceed the 10% return. In 2002 and 2001, Atlas was not required to subordinate any of its net revenues to the other partners.


      NOTE 8 - HEDGING ACTIVITIES

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

               Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS 138). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivative financial instruments be recognized in the financial statements as either assets or liabilities measured at fair value. Changes in the fair value of derivative financial instruments are recognized in income or other comprehensive income, depending on their classification. Upon adoption of SFAS 133, the Partnership did not incur any transition adjustments to earnings.

               At December 31, 2002, Atlas had natural gas futures and option contracts covering approximately 140,000 dekatherms ("Dth") of the Partnership's gas production maturing through September 2003 at a combined average price of $3.58 per Dth. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized (loss) gain related to

                          Atlas America Public #9 Ltd.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2002

NOTE 8 - HEDGING ACTIVITIES (Continued)

open NYMEX contracts was $(125,700) and $52,900 at December 31, 2002 and 2001, respectively, which has been recorded as an asset (liability) on the Partnership's balance sheet and in partners' capital as accumulated other comprehensive income (loss). The unrealized loss at December 31, 2002 is expected to be reclassified to earnings during the next 12 months. The Partnership recognized a (loss) gain of approximately $(34,900) and $1,500 on settled contracts covering natural gas production for the years ended December 31, 2002 and 2001, respectively, which is included in natural gas and oil sales.

         The Partnership recognized no gains or losses during the years ended December 31, 2002 and 2001 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. The Partnership assesses the effectiveness of its hedges based on changes in the derivative's fair value.

NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

         The supplementary information summarized below presents the results of natural gas and oil activities in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities". Annually, reserve value information is provided to the investor partners pursuant to the partnership agreement. The partnership agreement provides a presentment feature whereby the managing general partner will buy partnership units, subject to annual limitations, based upon a valuation formula price in the partnership agreement. Therefore, reserve value information under SFAS No. 69 is not presented.

         No consideration has been given in the following information to the income tax effect of the activities as the Partnership is not treated as a taxable entity for income tax purposes.

(1) Capitalized Costs

The following table presents the capitalized costs related to natural gas and oil producing activities at December 31:


                                                                            2002             2001
                                                                      --------------    --------------

               Proved properties                                      $   19,017,400    $   19,017,400
               Accumulated depreciation and depletion                     (6,964,800)       (2,370,600)
                                                                      --------------    --------------

                         Net capitalized costs                        $   12,052,600    $   16,646,800
                                                                      ===============   ==============

(2)      Results of Operations for Oil and Gas Producing Activities

      The following table presents the results of operations related to natural gas and oil production for the years ended December 31:
                                                                            2002             2001
                                                                      ---------------   --------------
           Natural gas and oil sales                                   $    3,440,900   $    4,446,800
          Production costs                                                   (651,100)        (667,500)
          Depreciation and depletion and impairment                        (4,594,200)      (2,370,600)
                                                                      ---------------   --------------
                         Results of operations from oil and gas
                    producing activities                               $   (1,804,400)  $    1,408,700
                                                                      ===============   ==============

                          Atlas America Public #9 Ltd.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2002


NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)    (Continued)

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


                                               Natural Gas          Oil
                                                  (MCF)            (BBLS)
                                             -------------     ------------
    Balance, December 31, 2000                           -                 -
       Current additions                         8,374,300            12,800
       Production                               (1,050,300)           (4,600)
                                             -------------      ------------
    Balance, December 31, 2001                   7,324,000             8,200
       Production                                 (916,300)           (4,400)
       Revisions to previous estimates          (1,275,300)           19,600
                                             -------------      ------------
    Balance, December 31, 2002                   5,132,400            23,400
                                             =============      ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

        None.
                                    PART III

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

         Business of Atlas. Our managing general partner was incorporated in 1979 and its affiliate, Atlas Energy Group, Inc., an Ohio corporation which was the first of the Atlas group of companies, was incorporated in 1973. Atlas Energy Group serves as our operator in Ohio. As of September 30, 2002, our managing general partner and its affiliates had directly or through investments in partnerships similar to our interest in approximately 5,000 gross wells, including royalty or overriding interests in 600 wells. Our managing general partner or its' affiliates operate 85% of these wells which are located in Ohio, Pennsylvania and New York.

         In September 1998, the Atlas Group, the former parent company of our managing general partner, merged into Atlas America, Inc., a newly formed wholly-owned subsidiary of Resource America, Inc. Resource America is a publicly-traded proprietary asset management company who is engaged in the energy, real estate and financial services sectors. Atlas America has and is continuing the existing business of Atlas Group and is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108, which is also the managing general partner's primary office.

         Officers, Directors and Other Key Personnel The officers and directors of the managing general partner will serve until their successors are elected. The officers, directors, and key personnel of the managing general partner are as follows:

NAME                 AGE   POSITION OR OFFICE
----                 ---   ------------------
Freddie M. Kotek     46    Chairman of the Board of Directors, Chief Executive
                           Officer and President
Frank P. Carolas     42    Executive Vice President - Land and Geology and a
                           Director
Jeffrey C. Simmons   43    Executive Vice President - Operations and a Director
Jack L. Hollander    46    Senior Vice President - Direct Participation Programs
Nancy J. McGurk      47    Senior Vice President, Chief Financial Officer and
                           Chief Accounting Officer
Michael L. Staines   53    Senior Vice President, Secretary and a Director

With respect to the biographical information set forth below:

         o the approximate amount of an individual's professional time devoted to the business and affairs of the managing general partner and Atlas America have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

         o for those individuals who also hold senior positions with other affiliates of the managing general partner, if it is stated that they devote approximately 100% of their professional time to the managing general partner and Atlas America, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between the managing general partner and Atlas America as compared with the other affiliates of the managing general partner, such as Viking Resources or Resource Energy.

Freddie M. Kotek. President and Chief Executive Officer since 2002 and Chairman of the Board of Directors since 2001. Mr. Kotek is employed by Resource America from 1993 to the present in various capacities and is currently Senior Vice President of Resource America. Mr. Kotek received a Bachelor of Arts degree from Rutgers College in 1977 with high honors in Economics. He also received a Master in Business Administration degree from the Harvard Graduate School of Business Administration in 1981. Mr. Kotek devotes approximately 80% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates.

Frank P. Carolas. Executive Vice President-Land and Geology and a Director since January, 2001. Mr. Carolas also serves as Executive Vice President-Land and Geology of Atlas America since January, 2001 and a Director since January, 2002. Mr. Carolas served as Vice President of Land and Geology for the managing general partner from July 1999 until 2001 and for Atlas America from 1998 until 2001. Before that Mr. Carolas served as Vice President of Atlas Energy Group, Inc. from 1997 until 1998, which was the former parent company of the managing general partner. Mr. Carolas is a certified petroleum geologist and has been with Atlas Resources and its affiliates since 1981. He received a Bachelor of Science degree in Geology from Pennsylvania State University in 1981 and is an active member of the American Association of Petroleum Geologists. Mr. Carolas devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January, 2001. Mr. Simmons also serves as Executive Vice President-Operations of Atlas America since January, 2001 and a Director since January, 2002. Mr. Simmons served as Vice President of Operations for the managing general partner from July 1999 until 2001 and for Atlas America from 1998 until 2001. Mr. Simmons also serves as Vice President of Atlas Energy Corp., Atlas Energy Group, Inc., PA Industrial Energy, Inc., Viking Resources, Corp., and Atlas Pipeline Partners G.P., President of REI-NY, Inc. and Resource Well Services, Inc., and Executive Vice President of Atlas Noble Corp. Mr. Simmons joined Resource America in 1986 as senior petroleum engineer. From 1988 through 1994 he served as director of production and as president of Resource Well Services, Inc., a subsidiary of Resource America. He was then promoted to vice president of Resource Energy, Inc., the energy subsidiary of Resource America formed in 1993. In 1997 he was promoted to executive vice president, chief operating officer and director of Resource Energy, Inc., a position he currently holds. Before Mr. Simmons' career with Resource America, he had worked with Core Laboratories, Inc., of Dallas, Texas, and PNC Bank of Pittsburgh. Mr. Simmons received his Petroleum Engineering degree from Marietta College and his Masters degree in Business Administration from Ashland University. He is a Board Member of the Ohio Oil and Gas Association, the Independent Oil and Gas Association of New York, and the Ohio Section of the Society of Petroleum Engineers. Mr. Simmons devotes approximately 80% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates, primarily Viking Resources and Resource Energy.

Jack L. Hollander. Senior Vice President - Direct Participation Programs since January, 2002. Mr. Hollander also serves as Senior Vice President - Direct Participation Programs of Atlas America since January, 2002. Mr. Hollander served as Vice President - Direct Participation Programs for the managing general partner and Atlas America from 2001 until January, 2002. Mr. Hollander began his career serving as in-house tax counsel for Integrated Resources, Inc., a large diversified financial services company from 1982 to 1990. He then went on to practice law with Rattet, Hollander & Pasternak with a concentration in tax matters, real estate transactions, and consulted with and assisted technology companies in raising capital until joining the managing general partner in January 2001. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, the Investment Program Association, and the Financial Planning Association. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Nancy J. McGurk. Senior Vice President, Chief Financial Officer and Chief Accounting Officer since January, 2002. Ms. McGurk also serves as Senior Vice President, Chief Financial Officer, and Chief Accounting Officer of Atlas America since January, 2002. Ms. McGurk served as Vice President, Chief Financial Officer and Chief Accounting Officer of the managing general partner and Atlas America from January, 2001 to January, 2002. Ms. McGurk has been Vice President of Resource America since 1992 and before that she had served as Treasurer and Chief Accounting Officer of Resource America since 1989. Also, since 1995 Ms. McGurk has served as Vice President - Finance of Resource Energy, Inc. Ms. McGurk devotes approximately 20% of her professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of her professional time to the business and affairs of the managing general partner's affiliates.

Michael L. Staines. Senior Vice President, Secretary, and a Director since 1998. Mr. Staines is also Executive Vice President, Secretary, and a Director of Atlas America since 1998; Senior Vice President of Resource America since 1989; Secretary of Resource America from 1989 to 1998; Director of Resource America from 1989 to 2000; President, Secretary, and a Director of Resource Energy, Inc., an energy subsidiary of Resource America, since 1993; President of Atlas Pipeline Partners GP, LLC since 2001; and Chief Operating Officer, Secretary, and Managing Board Member of Atlas Pipeline Partners GP, LLC since its formation in 1999. Mr. Staines is a member of the Ohio Oil and Gas Association and the Independent Oil and Gas Association of New York. Mr. Staines received a Bachelor of Science degree from Cornell University in 1971 and a Master of Business degree from Drexel University in 1977. Mr. Staines devotes approximately 10% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates.

ITEM 10. EXECUTIVE COMPENSATION

         We have no employees and rely on the employees of our managing general partner and its affiliates for all services. We did not directly pay any compensation to the employees of our managing general partner since inception nor do we expect to do so in future years. See Item 12, "Certain Relationships and Related Transactions," below for compensation paid to our managing general partner.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 2002, we had issued and outstanding 1,500 units. No officer or director of our managing general partner owns any units. Although, subject to certain conditions, investor partners may present their units to us beginning in 2005 for purchase. However, we are not obligated to purchase more than 5% of the units in any colander year.

         Resource America owns 100% of the common stock of Atlas America, which owns 100% of the common stock of AIC, Inc., which owns 100% of the common stock of our managing general partner

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Oil and Gas Revenues. Our managing general partner is allocated 29.564% of our oil and gas revenues in return for having paid organization and offering costs equal to 15% of our subscriptions, 100% of tangible costs and contributing all leases for a total capital contribution of $6,256,300. During the years ended December 31, 2002 and 2001, our managing general partner received $824,800 and $1,117,300, respectively, from our net production revenues.

         Leases. On the initial closing date as amended on the final closing date our managing general partner contributed to us 85 undeveloped prospects to drill approximately 80.75 net wells and received a credit in the amount of $264,200. During 2002 and 2001, our managing general partner did not enter into any further lease transactions with us and none are anticipated.

         Administrative Costs. Our managing general partner and its affiliates receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which is proportionately reduced if we acquired less than 100% of the working interest in a well. During the years ended December 31, 2002 and , 2001, our managing general partner received $70,600 and $47,200, respectively, for its administrative costs.

         Direct Costs. Our managing general partner and its affiliates are reimbursed for all direct costs expended on our behalf. During the years ended December 31, 2002 and 2001, our managing general partner received $154,200 and $191,100, respectively, as reimbursement for direct costs.

         Drilling Contracts. On the initial closing date as amended on the final closing date, we entered into a drilling contract with our managing general partner to drill and complete 80.75 net wells. The total amount received by our managing general partner was $14,905,500 for drilling and completing the wells. During 2002 and 2001, we did not enter into any further drilling transactions and none are anticipated for future periods.

         Per Well Charges. Our managing general partner, as operator, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. During the calendar years ended December 31, 2002 and 2001, our managing general partner received $233,200 and $156,600, respectively, for well supervision fees.

         Gathering Fees. We pay a combined gathering fee at a competitive rate for each mcf transported through Atlas Pipeline Partners, L.P., natural gas gathering system, currently ranging $.29-$.35 per mcf. For the fiscal years ended December 31, 2002 and 2001 $271,500 and $319,700 were paid respectively.

         Other Compensation. For the years ended December 31, 2002 and 2001, our managing general partner did not advance any funds nor did it provide any equipment, supplies or other services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this report. For certain exhibits see exhibit index on page 32.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14 (c) and 15d-14(c)) within 90 days prior to the filing of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our last evaluation of our internal controls by our Chief Executive Officer and Chief Financial Officer.

                                  EXHIBIT INDEX


                     Description                            Location
                     -----------                            --------

4(a)     Certificate of Limited Partnership for             Previously filed in
         Atlas America Public #9 Ltd.                       the Form 10-KSB for
                                                            the period ending
                                                            December 31, 2000

 4(b)     Amended and Restated Certificate and              Previously filed in
          Agreement of Limited Partnership for Atlas        the Form 10-KSB for
          America Public #9 Ltd.                            the period ending
                                                            December 31, 2000

10(a)     Drilling and Operating Agreement with exhibits    Previously filed in
                                                            the Form 10-KSB for
                                                            the period ending
                                                            December 31, 2000

99.1     Certification Pursuant to 18 U.S.C. Section
         1350, as Adopted Pursuant to Section 906 of
         The Sarbanes-Oxley Act of 2002


99.2     Certification Pursuant to 18 U.S.C. Section
         1350, as Adopted Pursuant to Section 906 of
         The Sarbanes-Oxley Act of 2002

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas America Public #9 Ltd.

By:  (Signature and Title): Atlas Resources, Inc., Managing General Partner

By   (Signature and Title): /s/ Freddie M. Kotek
                            ----------------------------------------------------
                            Freddie M. Kotek, Chairman of the Board of
                            Directors, Chief Executive Officer and President

Date: March 28, 2003


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title): /s/ Freddie M. Kotek
                           -----------------------------------------------------
                           Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
Date: March 28, 2003


By  (Signature and Title): /s/ Frank P. Carolas
                           -----------------------------------------------------
                           Frank P. Carolas, Executive Vice President-Land and Geology and a Director
Date: March 28, 2003


By  (Signature and Title): /s/ Jeffrey C. Simmons
                           -----------------------------------------------------
                           Jeffrey C. Simmons, Executive Vice President
                           -Operations and a Director
Date: March 28, 2003


By  (Signature and Title): /s/ Nancy J. McGurk
                           -----------------------------------------------------
                           Nancy J. McGurk, Vice President, Chief Financial Officer and Chief Accounting Officer
Date: March 28, 2003

                           Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.

                                 CERTIFICATIONS

I, Freddie M. Kotek, Chief Executive Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Atlas America Public #9, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    By: /s/ Freddie M. Kotek
                    ------------------
                    Freddie M. Kotek
                    Chief Executive Officer of the Managing General Partner March 28, 2003

                                 CERTIFICATIONS

I, Nancy J. McGurk, Chief Financial Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

1. I have reviewed this annual report on Form 10-KSB of Atlas America Public #9 Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    By: /s/ Nancy J. McGurk
                    ------------------
                    Nancy J. McGurk
                    Chief Financial Officer of the Managing General Partner March 28, 2003