Form 10QSB
period 2003-06-30
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2003-08-14
CIK 1121745

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB


(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from _______ to _______

                        Commission file number 333-44130

                          Atlas America Public #9 Ltd.
                 (Name of small business issuer in its charter)

          Pennsylvania                                        25-1867510
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

           311 Rouser Road
          Moon Township, PA                                      15108
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip code)

Issuer's telephone number, including area code: (412) 262-2830

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X___    No____

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)
                           INDEX TO QUARTERLY REPORT
                                 ON FORM 10QSB

PART I.        FINANCIAL INFORMATION                                        PAGE

Item 1.        Financial Statements

               Balance Sheets as of June 30, 2003 (Unaudited)
               and December 31, 2002                                           3

               Statements of Operations for the Three Months
               and Six Months Ended June 30, 2003 and 2002
               (Unaudited)                                                     4

               Statement of Partners' Capital Accounts for the
               Six Months Ended June 30, 2003 (Unaudited)                      5

               Statements of Cash Flows for the Six Months
               Ended June 30, 2003 and 2002 (Unaudited)                        6

               Notes to Financial Statements (Unaudited)                    7-10

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations               11-13

Item 3.        Controls and Procedures                                        13

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                    15

CERTIFICATIONS                                                             16-19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS


                                                                              June 30,             December 31,
                                                                                2003                  2002
                                                                             -----------          ------------
                                                                             (Unaudited)
                 ASSETS
Current Assets:
Cash                                                                       $    458,600           $    189,900
Accounts receivable - affiliate                                                 704,600                814,100
                                                                           ------------           ------------
    Total current assets                                                      1,163,200              1,004,000
Oil and gas properties (successful efforts)                                  19,371,400             19,017,400
    Less accumulated depletion and depreciation                              (7,651,500)            (6,964,800)
                                                                           ------------           ------------
                                                                             11,719,900             12,052,600
                                                                           ------------           ------------
                                                                           $ 12,883,100           $ 13,056,600
                                                                           ============           ============
     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities                                                        $     60,900           $     26,900
Unrealized hedging losses                                                        45,000                125,700
                                                                           ------------           ------------
    Total current liabilities                                                   105,900                152,600

Asset retirement obligations                                                    409,700                      -

Partners' capital:
    Managing General Partner                                                  3,733,800              3,810,200
    Limited Partners (1,500 units)                                            8,678,700              9,219,500
    Accumulated other comprehensive income (loss)                               (45,000)              (125,700)
                                                                           ------------           ------------
                                                                             12,367,500             12,904,000
                                                                           ------------           ------------
                                                                           $ 12,883,100           $ 13,056,600
                                                                           ============           ============

    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                    Three Months Ended         Six Months Ended
                                                                                         June 30,                  June 30,
                                                                                     2003        2002         2003          2002
                                                                                   --------    --------    -----------   ----------
REVENUES:
Natural gas and oil sales                                                          $897,600    $742,200    $ 1,561,200   $1,960,700

Interest income                                                                         500      1,600             800        2,500
                                                                                   --------    --------    -----------   ----------
    Total revenues                                                                  898,100     743,800      1,562,000    1,963,200

COST AND EXPENSES:
Production expenses                                                                 136,000     146,100        272,600      344,400
Depletion and depreciation of oil and gas properties                                318,600     594,900        698,600    1,330,600
General and administrative expenses                                                  22,700      28,900         47,100       55,000
Bad debt expense                                                                          -           -              -       16,100
                                                                                   --------    --------    -----------   ----------
    Total expenses                                                                  477,300     769,900      1,018,300    1,746,100
                                                                                   --------    --------    -----------   ----------
Net Income (loss) before cumulative effect of change in accounting principle        420,800     (26,100)       543,700      217,100
Cumulative effect of change in accounting principle                                       -           -        (43,800)           -
                                                                                   --------    --------    -----------   ----------
Net Income (loss)                                                                  $420,800    $(26,100)   $   499,900   $  217,100
                                                                                   ========    ========    ===========   ==========
Allocation of net income (loss):
    Managing General Partner                                                       $169,900    $ (7,300)   $   247,700   $   63,700
                                                                                   --------    --------    -----------   ----------
    Limited Partners                                                               $250,900    $(18,800)   $   252,200   $  153,400
                                                                                   --------    --------    -----------   ----------
Net income (loss) per limited partnership unit:
    Before cumulative effect of change in accounting principle                     $    167    $    (13)   $       189   $      102
    Cumulative effect of change in accounting principle                                   -           -            (21)           -
                                                                                   --------    --------    -----------   ----------
    Net Income (loss) per limited partnership unit                                 $    167    $    (13)   $       168   $      102
                                                                                   ========    ========    ===========   ==========

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

              STATEMENT OF PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                         SIX MONTHS ENDED JUNE 30, 2003



                                                                                                         Accumulated
                                                                             Managing                       Other
                                                                              General       Limited     Comprehensive
                                                                              Partner      Partners     Income (loss)      Total
                                                                            ----------    ----------    -------------   -----------
Balance at January 1, 2003                                                  $3,810,200    $9,219,500     $(125,700)     $12,904,000
Participation in revenue and expenses:
 Net production revenues                                                       381,000       907,600              -       1,288,600
 Interest income                                                                   200           600              -             800
 Depletion and depreciation                                                   (106,700)     (591,900)             -        (698,600)
 General and administrative                                                    (13,900)      (33,200)             -         (47,100)
                                                                            ----------    ----------     ----------     -----------
   Net Income from operations                                                  260,600       283,100              -         543,700

Cumulative effect of change in accounting principle                            (12,900)      (30,900)             -         (43,800)
                                                                            ----------    ----------     ----------     -----------
   Net Income                                                                  247,700       252,200              -         499,900

Cash flow hedge losses reclassified to gas sales                                     -             -        150,500         150,500
 Change in fair value of cash flow hedges                                            -             -        (69,800)        (69,800)

Distributions to partners                                                     (324,100)     (793,000)             -      (1,117,100)
                                                                            ----------    ----------     ----------     -----------
Balance at June 30, 2003                                                    $3,733,800    $8,678,700     $  (45,000)    $12,367,500
                                                                            ==========    ==========     ==========     ===========




   The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)



                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                        2003           2002
                                                                                     -----------   -----------
Cash flows from operating activities:
Net income                                                                           $   499,900   $   217,100
Adjustments to reconcile net income to net cash provided by operating activities:
    Depletion and depreciation                                                           698,600     1,330,600
    Cumulative effect of change in accounting principle                                   43,800             -
    Decrease in accounts receivable - affiliate                                          109,500     1,154,400
    Increase in accrued liabilities                                                       34,000             -
                                                                                     -----------   -----------
Net cash provided by operating activities                                              1,385,800     2,702,100

Cash flows from financing activities:
Capital distributions                                                                 (1,117,100)   (2,206,300)
                                                                                     -----------   -----------
Net cash used in financing activities                                                 (1,117,100)   (2,206,300)
                                                                                     -----------   -----------
Net increase in cash                                                                     268,700       495,800
Cash at beginning of period                                                              189,900        11,400
                                                                                     -----------   -----------
Cash at end of period                                                                $   458,600   $   507,200
                                                                                     ===========   ===========


   The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2003

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

    The financial statements of Atlas America Public #9 Ltd. (the Partnership) for the six months ended June 30, 2003 and 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 may not necessarily be indicative of the results of operations for the year ending December 31, 2003.

    Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 2002 to conform to the three and six months ended June 30, 2003 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

    For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

    SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") establishes requirements for accounting for the removal costs associated with asset retirements. The adoption of SFAS 143 on January 1, 2003 resulted in the recording of an additional $354,000 to oil and gas properties and equipment, representing the estimated future well plugging costs (as discounted to the present value at the dates the wells began operations). In addition, a corresponding retirement obligation liability of $397,800 was recorded (which includes accretion of that discounted value to January 1, 2003). The cumulative effect of change in accounting principle represents the accretion of the discounted plugging liability and the depletion of estimated future plugging costs added to oil and gas properties from the date the wells began operations through January 1, 2003.

    A reconciliation of the Company's liability for plugging and abandonment costs for the six months ending June 30, 2003, is as follows (in thousands):


Asset retirement obligations at December 31, 2002                           $  -
Adoption of SFAS 143                                                         398
Accretion expense                                                             12
                                                                            ----
Asset retirement obligations at June 30, 2003                               $410
                                                                            ====


    Except for the item above, no other material retirement obligations associated with tangible long-lived assets have been determined.

    For the three and six months ended June 30, 2002, the pro forma effects of adopting SFAS 143 on January 1, 2002, would have increased net income $15,100 and $30,300 respectively, as the accretion of the discounted plugging liability was offset by a reduction in depletion expenses, after consideration of expected equipment salvage values. The asset retirement obligation would have been $375,300 as of January 1, 2002.

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Supplemental Cash Flow Information

    The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. Additionally, no cash was paid for interest or income taxes for the three and six months ended June 30, 2003 and 2002.

Recently Issued Financial Accounting Standards

    In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The Partnership believes that adoption of SFAS 149 will not have a material effect on its financial position or results of operations.

    In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and requires a guarantor to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 by the Partnership did not have a material effect on its consolidated financial position or results of operations.

NOTE 3 - COMPREHENSIVE INCOME

    The following table presents comprehensive income for the periods indicated:


                                                                                        Three Months Ended       Six Months Ended
                                                                                             June 30,                June 30,
                                                                                       --------------------    --------------------
                                                                                        2003         2002        2003        2002
                                                                                      --------    ---------   ---------   ---------
Net Income (loss)                                                                    $ 420,800    $ (26,100)  $ 499,900   $ 217,100
Other comprehensive income (loss):
  Unrealized holding (losses) gains arising during the period                          (20,000)      43,300     (69,800)   (126,000)

    Less: reclassification adjustment for losses realized in net income                 85,000        6,900     150,500      15,100
                                                                                     ---------    ---------   ---------   ---------
Comprehensive income                                                                 $ 485,800    $  24,100   $ 580,600   $ 106,200
                                                                                     =========    =========   =========   =========

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

    The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

     o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred for both the three and six months ended June 30, 2003 and 2002 were $17,000 and $35,000 respectively.

     o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended June 30, 2003 and 2002 were $ 58,000 and $59,000 respectively, and $116,000 and $117,000 for the six months ended June 30, 2003 and 2002 respectively.

     o      Transportation fees paid to Atlas of $.35 per mcf.
            Transportation costs incurred for the three months ended June 30, 2003 and 2002 were $40,000 and $68,300 respectively, and
            $81,500 and $169,400 for the six months ended June 30, 2003 and 2002 respectively.

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

                          ATLAS AMERICA PUBLIC #9 LTD.
                      (A Pennsylvania Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - HEDGING ACTIVITIES (CONTINUED)

    At June 30, 2003, the Partnership had a share in 67 open natural gas futures contracts related to natural gas sales covering 25,000 dekatherm ("Dth") (net to the Partnership) maturing through September 2003 at a combined average settlement price of $3.63 per Dth. The fair market value of these contracts is $91,000 and they qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold, unless the hedges are no longer "highly effective." Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized loss related to open NYMEX contracts was approximately $45,000 at June 30, 2003 and $125,700 at December 31, 2002. The unrealized losses have been recorded as a liability in the Partnership's Balance Sheets and in Partner's Capital as a component of Accumulated Other Comprehensive Loss. The Partnership recognized a loss of $150,500 and $15,100 on settled contracts for the six months ended June 30, 2003 and 2002 respectively. The Partnership recognized no gains or losses during the six months ended June 30, 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. As of June 30, 2003, all of the deferred net losses on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified to earnings during the next three months.

    Although hedging provides the Partnership some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
(UNAUDITED)

Forward-Looking Statements

     WHEN USED IN THIS FORM 10-QSB, THE WORDS "BELIEVES" "ANTICIPATE" "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-KSB. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY.
READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING
STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

    Management's Discussion and Analysis should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

Results of Operations

    The following table, whose amounts are in thousands, except sales prices and production cost data, sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

                                                                                 Three Months               Six Months
                                                                                    Ended                      Ended
                                                                                   June 30,                   June 30,
                                                                             --------------------        ------------------
                                                                              2003         2002           2003        2002
                                                                             ------       ------         ------      ------
Production revenues:
 Gas                                                                         $  865       $  742         $1,499      $1,961
 Oil                                                                             33            -             62           -

Production volumes:
 Gas (thousands of cubic feet ("mcf")/day)                                    1,971        3,035          1,805        3,329
 Oil (barrels ("bbls")/day)                                                      10            -             12           -

Average sales prices:
 Gas (per mcf) (1)                                                           $ 4.82       $ 2.69         $ 4.59      $ 3.25
 Oil (per bbl)                                                               $36.75       $    -         $27.85      $    -

Average production costs:
 As a percent of sales                                                          15%          20%            17%         18%
 (per mcf equivalent unit)                                                   $  .74       $  .53         $  .80      $  .57

(1) Our average sales price before the effects of hedging was:               $ 5.30       $ 2.72         $ 5.05      $ 3.27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

    Revenues. Our natural gas revenues were $865,000 and $1.5 million for the three and six months ended June 30, 2003, an increase of $123,000 (17%) and a decrease of $462,000 (24%) from the three and six months ended June 30, 2002 respectively. The increases were due to a greater average sales price we received for our natural gas of 79% and 41% for the three and six months ended June 30, 2003 as compared to the same periods from the prior year. Additionally our natural gas volumes produced decreased 35% for the quarter ended June 30, 2003 and 46% for the six months ended June 30, 2003. The $123,000 increase in gas revenue for the three months ended June 30, 2003 as compared to the prior year, same period consisted of $467,000 attributable to a decrease in production volumes and $590,000 due to an increase in natural gas sales price. The $462,000 decrease in natural gas revenue for the six months ended June 30, 2003 as compared to the prior year, same period consisted of an $807,000 increase attributable to an increase in natural gas sales prices, offset by a $1.3 million decrease due to lower production volumes. Our revenues from our natural gas sales will be affected by changes in natural gas prices, which are driven by market conditions. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

    Expenses. Production expenses were $136,000 and $146,100 in the three months ended June 30, 2003 and 2002 and $272,600 and $344,400 for the six months ended June 30, 2003 and 2002, respectively. This decrease is primarily attributable to a decrease in variable expenses due to the lower production volumes.

    Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 35% and 80% in the three months ended June 30, 2003 and 2002, and 45% and 68% for the six months ended June 30, 2003 and 2002, respectively. This percentage change is directly attributable to higher revenues and changes in our oil and gas reserve quantities, product prices and reductions in the depletable cost basis of oil and gas properties.

    General and administrative expenses for the three months ended June 30, 2003 and 2002 were $22,700 and $28,900, respectively. For the six months ended June 30, 2003 and 2002 these charges were $47,100 and $55,000 respectively. These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees will fluctuate month-to-month as they are only charged when a well is producing.

    Cumulative effect of change in accounting principle. During the quarter ended March 31, 2003, as required, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which establishes requirements for accounting for the removal costs associated with asset retirements. The cumulative effect of change in accounting principle represents the depreciation and depletion on the additional cost basis recognized for asset retirements and the accretion of the discounted plugging liability from the date the wells began operations through January 1, 2003.

    Liquidity and Capital Resources. Cash provided by operating activities decreased $1.3 million in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease was primarily due to lower production for the current period offset by increases in the price we receive for our natural gas.

    No cash was either provided by or used for investing activities for the six months ended June 30, 2003 and 2002. We had no new material commitments to make capital expenditures during the periods and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

    Cash used by financing activities decreased $1.1 million during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease is directly related to lower distributions to partners.

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

    Exhibit 31.1, Certification of Freddie M. Kotek, Chief Executive Officer of the Managing General Partner to Rule 13a-14(a)/15d-14(a) certifications, filed herewith.

    Exhibit 31.2, Certification of Nancy J. McGurk, Chief Financial Officer of the Managing General Partner to Rule 13a-14(a)/15d-14(a) certifications, filed herewith.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K

    We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                 EXHIBIT INDEX

                                        Description                                  Location
                                        -----------                                  --------
4(a)      Certificate of Limited Partnership for Atlas America Public #9 Ltd.        Previously filed in the
                                                                                     Form 10-KSB for the period
                                                                                     ending December 31, 2000

4(b)      Amended and Restated Certificate and Agreement of Limited Partnership      Previously filed in the
          for Atlas America Public #9 Ltd.                                           Form 10-KSB for the period
                                                                                     ending December 31, 2000

10(a)     Drilling and Operating Agreement with exhibits                             Previously filed in the
                                                                                     Form 10-KSB for the period
                                                                                     ending December 31, 2000

31.1      Certification pursuant to rule 13a-14(a)/15d-14(a) Certifications          Page 16

31.2      Certification pursuant to rule 13a-14(a)/15d-14(a) Certifications          Page 17

99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant      Page 18
          to Section 906 of the Sarbanes-Oxley Act of 2002

99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant      Page 19
          to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #9 Ltd.

By: (Signature and Title):           Atlas Resources, Inc., Managing General
                                     Partner

By (Signature and Title):            /s/ Freddie M. Kotek
                                     ------------------------------------------
                                     Freddie M. Kotek, Chairman of the Board of
                                     Directors, Chief Executive Officer and
                                     President


Date: August 14, 2003

    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title):            /s/ Freddie M. Kotek
                                     ------------------------------------------
                                     Freddie M. Kotek, Chairman of the Board of
                                     Directors, Chief Executive Officer and
                                     President


Date: August 14, 2003

By (Signature and Title):            /s/ Nancy J. McGurk
                                     ------------------------------------------
                                     Nancy J. McGurk, Senior Vice-President,
                                     Chief Financial Officer and Chief
                                     Accounting Officer


Date: August 14, 2003