Form 10KSB
period 2003-12-31
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2004-03-29
CIK 1121745

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)
[ X ]                                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                                                          SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

Issuer’s telephone number, including area code: (412) 262-2830
Securities registered under Section 12(b) of the Exchange Act

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
                                                                                    (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X     No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

        State issuer’s revenues for its most recent fiscal year. $3,089,300

        State the aggregate market value of the voting stock held by non-affiliates of the Registrant.
        Not Applicable.
        Transitional Small Business Disclosure Format (check one):
        Yes             No         X

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO ANNUAL REPORT
ON FORM 10-KSB

PART I		Page

Item 1:	Business	3 - 5
Item 2:	Properties	5 - 9
Item 3:	Legal Proceedings	9
Item 4:	Submission of Matters to a Vote of Security Holders	9

PART II

Item 5:	Market for Registrant's Common Equity and Related Security
	Holder Matters	10
Item 6:	Management's Discussion and Analysis of
	Condition and Results of Operations	11 - 13
Item 7:	Financial Statements	14 - 26
Item 8:	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	27
Item 8A:	Controls and Procedures

PART III
Item 9:	Directors, Executive Officers and Significant Employees,
	Compliance with Section (16b) of the Exchange Act	27 - 29
Item 10:	Executive Compensation	29
Item 11:	Security Ownership of Certain Beneficial Owners and
	Management	30
Item 12:	Certain Relationships and Related Transactions	30 - 31
Item 13:	Exhibits and Reports on Form 8-K	31
Item 14:	Principal Accountant Fees and Services

SIGNATURES		33

CERTIFICATIONS		34 - 37

PART I

ITEM 1.        DESCRIPTION OF BUSINESS

         General.    We were formed as a Pennsylvania limited partnership on July 27, 2000, with Atlas Resources, Inc. as our managing general partner, to drill natural gas development wells. We have no employees and rely on our managing general partner for management. See Item 9 “Directors, Executive Officers and Significant Employees, Compliance With Section 16(b) of the Exchange Act.”

        We began our drilling activities upon our initial closing date of December 1, 2000 and our final closing date was December 31, 2000. We received total cash subscriptions from investors of $14,905,500 which were paid to our managing general partner acting as operator and general drilling contractor under the drilling and operating agreement. Our managing general partner contributed cash and leases and paid all organization and offering costs and 100% of the tangible costs for a total capital contribution to us of $6,256,300. We drilled and completed a total of 78.75 net developmental wells to the Clinton/Medina geological formation in Pennsylvania and Ohio.

         Business Strategy.    Our wells are currently producing natural gas and to a far lesser extent oil, which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners’ gas gathering system which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. No other wells will be drilled and no additional funds will be required for drilling. See Item 2 “Properties” for information concerning our wells.

        Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our gas and oil production. We pay our managing general partner a monthly well supervision fee of $275 per well, as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas and to a lesser extent oil, such as:

   •           well tending, routine maintenance and adjustment;

   •           reading meters, recording production, pumping, maintaining appropriate books and records; and

   •           preparing reports to us and to government agencies.

        The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we will pay at cost for third party services and materials and a reasonable charge for services performed directly by our managing general partner or its affiliates. Also, beginning three years after each of our wells has been placed into production our managing general partner, as operator, may retain $200 of our revenues per month per well to cover our estimated future plugging and abandonment costs. As of December 31, 2003 the managing general partner has not withheld such funds.

         Markets and Competition.   The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends upon numerous factors beyond our control, including the extent of domestic production, import of foreign natural gas and oil, political instability in oil and gas producing countries and regions, market demand, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production, and its policy is to treat all wells in a given geographic area equally. Our natural gas is being sold as discussed in Item 2, Properties — Delivery Commitments. During 2003 and 2002, we experienced no problems in selling our natural gas and oil under these commitments, although prices we received varied during and after the period, sometimes significantly. Product availability and price are the principal means of competition in selling natural gas and oil production, while it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. Without the commitments discussed in Item 2, Properties – Delivery Commitments our managing general partner may sell our gas through similar commitments to other purchasers or at existing spot market prices.

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

         Regulation of oil and gas producing activates. State regulatory agencies where a producing natural gas well is located provide a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets. Our oil and gas operations in Pennsylvania are regulated by the Department of Environmental Resources, Division of Oil and Gas, and our oil and gas operations in Ohio are regulated by the Ohio Department of Natural Resources, Division of Oil and Gas. Among other things, the regulations involve:

   •               new well permit and well registration requirements, procedures and fees;

   •            minimum well spacing requirements;

   •            restrictions on well locations and underground gas storage;

   •            certain well site restoration, groundwater protection and safety measures;

   •            landowner notification requirements;

   •            certain bonding or other security measures;

   •            various reporting requirements;

   •            well plugging standards and procedures; and

   •            broad enforcement powers.

         Environmental and Safety Regulation.Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil, and pipelines, can be liable for fines, penalties and clean-up costs for pollution caused by the wells or the pipelines. Moreover, the owners’ or operators’ liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. State public utility regulators in Ohio and Pennsylvania have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

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

         Where can you find more information.   We file Form 10-KSB Annual Report and Form 10-QSB Quarterly Report as well as other non-recurring special purpose reports with the Securities and Exchange Commission. A complete list of our filings is available on the Securities and Exchange Commission’s website at WWW.SEC.GOV. Any of our filings are also available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public Reference Room may be contacted at 1-800- SEC-0330 for further information.

Additionally, our Managing General Partner will provide you copies of any of these reports without charge. Such requests should be made to:

Atlas America Public #9 Ltd.

311 Rouser Road

Moon Township, PA 15108

ITEM 2.   PROPERTIES

         Drilling Activity.    For the year ended December 31, 2003 and 2002, we did not drill any wells nor do we expect to do so in future years.

         Summary of Productive Wells.   The table below shows the number of our productive gross and net wells by state at December 31, 2003 in which we have a working interest. All of our wells are classified as gas wells.

	Number of Productive Wells
Location	Gross	Net
Pennsylvania	58	55.50
Ohio	25	23.25
Total	83	78.75

      Production.    The following table shows the quantities of natural gas and oil produced (net to our interest), average sales price, and average production (lifting) cost per equivalent unit of production for the periods indicated.

	Production		Average Sales Price		Average
					Production Cost
Year					(Lifting Cost)
Ended	Oil (bbls)	Gas (mcf)	per bbl	per mcf	per mcfe(1)(2)
2003	3,900	617,800	$27.36	$4.82	$.86
2002	4,400	916,300	$21.43	$3.65	$.69

__________________________________

(1)	“Mcf” means one thousand cubic feet of natural gas. “Mcfe” means a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel (“bbl”).

(2)	Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

         Natural Gas and Oil Reserve Information.   The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the dates indicated. All of our reserves are located in the United States. In accordance with SEC guidelines, we make the standardized and SEC PV-10 estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following year-end weighted average prices:

	As of December 31,
	2003	2002
Natural gas (per mcf)	$6.81	$3.79
Oil (per bbl)	$29.25	$26.75

        Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from our reports. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those we used in preparing our reports. The amounts and timing of future operating, development and abandonment costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas and oil properties. PV-10 values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

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

	As of December 31,
	2003	2002

Natural gas reserves - Proved Reserves (Mcf)(1)(5):
Proved developed reserves (2)	4,609,900	5,132,400
Proved undeveloped reserves (3)	-	-
Total proved reserves of natural gas	4,609,900	5,132,400

Oil reserves: - Proved Reserves (Bbl)(1)(5)
Proved developed reserves (2)	21,500	23,400
Proved undeveloped reserves (3)	-	-
Total proved reserves of oil	21,500	23,400

Total proved reserves (Mcfe)	4,738,900	5,272,800

PV-10 estimate of cash flows of proved reserves (4)(5):
Proved developed reserves	$10,404,500	$10,404,500
Proved undeveloped reserves	-	-
Total PV-10 estimate	$10,404,500	$7,185,200

(1)

“Proved reserves” generally means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based on future conditions. Reservoirs are considered proved if economic production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes: that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.

(2)	“Proved developed oil and gas reserves” generally means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3)

“Proved undeveloped reserves” generally means reserves that are expected to be recovered either from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

(4)	The present value of estimated future net cash flows is calculated by discounting estimated future net cash flows by 10% annually.

(5)	Please see Regulation S-X rule 4-10 for complete definitions of each reserve category.

        We have not filed any estimates of our oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the SEC within the 12 months before the date of this filing. For additional information concerning oil and gas reserves and activities, see the notes to our Financial Statements.

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

        Acreage.    The table below shows the acres of developed and undeveloped oil and gas acreage in which we have an interest by state at December 31, 2003.

	Developed Acreage		Undeveloped Acreage (3)
Location	Gross (1)	Net (2)	Gross	Net
Pennsylvania	1,963	1,886	-	-
Ohio	911	778	-	-
Total	2,874	2,664	-	-

(1)	A “gross” acre is an acre in which we own a working interest.

(2)	A “net” acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.

(3)

“Undeveloped acreage” is those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

Delivery Commitments.  Our managing general partner, Resource Energy, Inc. and Atlas Energy Group, Inc, both of which are affiliates of our managing general partner, have a natural gas supply agreement with First Energy Solutions Corporation for a 10-year term, which began on April 1, 1999. Substantially all of our gas is sold through this agreement. Subject to certain exceptions, First Energy Solutions Corporation has a last right of refusal to buy all of the natural gas produced and delivered by the managing general partner, its affiliates and partnerships at certain delivery points with the facilities of East Ohio Gas Company, National Fuel Gas Distribution, Columbia of Ohio, and Peoples Natural Gas Company, which are local distribution companies; and National Fuel Gas Supply, Columbia Gas Transmission Corporation, Tennessee Gas Pipeline Company, and Texas Eastern Transmission Company, which are interstate pipelines.

First Energy Solutions Corporation is the marketing affiliate of First Energy Corporation, which is based in Akron, Ohio and is a large regional electric utility listed on the New York Stock Exchange and trading under the symbol (FE). First Energy Corporation has provided a guaranty of the monetary obligations of First Energy Solutions Corporation of an amount up to $15 million for a period until March 31, 2005, which will continue on a monthly basis thereafter unless terminated on 30 days notice. As of January 1, 2004, this guaranty would cover natural gas sales of all the managing general partner’s partnerships for approximately 85 days of sales.

The pricing arrangements with First Energy Solutions Corporation and other third parties are tied to the New York Mercantile Exchange Commission (“NYMEX”) monthly futures contract price, which is reported daily in the Wall Street Journal. The total price received for each partnership’s gas is a combination of the monthly NYMEX futures price plus a fixed basis. For example, the NYMEX futures price is the base price and there is an additional premium paid because of the location of the gas (the Appalachian Basin) in relation to the gas market which is referred to as the basis. The premium over quoted prices on the NYMEX received by the managing general partner and its affiliates has ranged between $0.33 to $0.46 per Mcf during the past three fiscal years. The agreement with First Energy Solutions Corporation may be suspended for force majeure, which means generally such things as an act of God, fire, storm, flood, and explosion, but also includes the permanent closing of the factories of Carbide Graphite or Duferco Farrell Corporation during the term of First Energy Solutions Corporation’s agreements to sell natural gas to them. If these factories were closed, however, the managing general partner believes that First Energy Solutions Corporation would be able to find alternative purchasers and would not invoke the force majeure.

Pricing for natural gas and oil has been volatile and unpredictable for many years. The agreement with First Energy Solutions Corporation also permits the managing general partner and its affiliates to implement gas price hedges through First Energy Solutions Corporation. First Energy Solutions Corporation and the other third-party marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to the managing general partner. The majority of the managing general partner’s hedges are implemented through its natural gas purchasers. These transactions are similar to NYMEX based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, the managing general partner limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by First Energy Solutions Corporation and any other third-party marketers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market value. Additionally, to limit the managing general partner’s and its partnerships’ exposure to changes in natural gas prices the managing general partner uses hedges through contracts including regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by the managing general partner are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to 24 months in the future. The overall portion of our natural gas portfolio that is hedged changes from time to time.

        To assure that all financial instruments will be used solely for hedging price risks and not for speculative purposes, the managing general partner has established a committee to assure that all gas prices hedges, either those through a third party marketer or through contracts are done in compliance with the managing general partner’s hedging policies and procedures. The managing general partner does not intend to contract for positions that it cannot offset with actual production.

We are not required to provide any fixed and determinable quantities of gas under any agreement other than agreements that are a consequence of limited hedging agreements with First Energy Solutions Corporation, For the next twelve months, our managing general partner anticipates that approximately 75% of our natural gas will be sold to First Energy Solutions Corporation and the balance to the other markets.

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

         None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

        Market Information.   There is no established public trading market for our units and we do not anticipate a market will develop. Our units may be transferred only in accordance with the provisions of Article VI of our partnership agreement which require that:

   •      our managing general partner consent;

   •      the transfer not result in materially adverse tax consequences to us; and

   •      the transfer not violate federal or state securities laws.

An assignee of a unit may become a substituted partner only on meeting the following conditions:

   •      the assignor gives the assignee the right;

   •      our managing general partner consents to the substitution;

   •      the assignee pays to us all costs and expenses incurred in connection with the substitution; and

   •      the assignee executes and delivers the instruments which our managing general partner requires to effect the substitution and to confirm his or her agreement to be bound by the terms of our partnership agreement.

A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote.

        Holders.   As of December 31, 2003, we had 533 interest holders.

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

        During the years ended December 31, 2003 and 2002 respectively, we distributed the following:

         $1,663,800 and $2,551,700 our limited partners; and

         $679,600 and $1,042,200 to our managing general partner.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Forward-Looking Statements.   When used in this Form 10-KSB, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1 of this report. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

        Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

         Results of Operations.   The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

	Years Ended
	December 31,
	2003	2002
Revenues (in thousands):
Gas (1)(2)	$2,980	$3,347
Oil	$107	$94
Production volumes:
Gas (thousands of cubic feet (mcf)/day)	1,693	2,510
Oil (barrels (bbls)/day)	11	12
Average sales price:
Gas (per mcf)	$4.82	$3.65
Oil (per bbl)	$27.36	$21.43
Production costs:
As a percent of sales	18%	19%
Per equivalent mcf	$.86	$.69

(1) Excludes sales of residual gas and sales to landowners.
(2) The average sales price per (mcf) before the effects of hedging was $5.21 and $3.70 for the years ended December, 2003 and 2002, respectively.

         Revenues.   Our production revenues for the year ended December 31, 2003 were $3,087,600 a decrease of $353,300 (10%) from $3,440,900 for the year ended December 31, 2002. The decrease was substantially due to a decrease of 817 mcf (33%) in our average daily natural gas production volumes. The decrease of $353,300 consisted of $723,400 attributable to an increase in natural gas prices offset by $1,090,100 attributable to natural gas production volume decreases. The remaining $13,400 increase was substantially due to a 28% increase in oil prices received.

        The price we receive for our natural gas is primarily a result of the index driven agreement with First Energy Services Corporation (Item 2 Properties – Delivery Commitments), as such, the price we receive for our natural gas may vary significantly each month as the underlying index changes in response to market conditions. The decrease in gas production volumes results primarily from the natural production decline inherent in the life of our wells.

         Expenses.   Production expenses for the year ended December 31, 2003 were $553,900 compared to $651,100 for the year ended December 31, 2002, a decrease of $97,200 (15%). The decrease is primarily attributable to lower production volumes and the related decrease in costs associated with that production for the year ended December 31, 2003 compared to the same period ended 2002.

        Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 44% for the year ended December 31, 2003 compared to 72% for the year ended December 31, 2002. This percentage change is directly attributable to changes in our oil and gas reserve quantities, product prices, production and fluctuations in the depletable cost basis of oil and gas properties.

        Impairment of oil and gas properties for year ended December 31, 2002 was $2,104,700. Annually, we compare the carrying value of our proved developed oil and gas producing properties to their estimated fair market value. To the extent our carrying value exceeds the estimated fair market value an impairment charge is recognized. This is a non-recurring charge and is dependent on estimates of reserve quantities, future market values and our carrying value. We can not provide any assurance that similar charges may or may not be taken in future periods. For the year ended December 31, 2003 we had no such charge.

        General and Administrative expenses for the year ended December 31, 2003 amounted to $93,500 compared to $124,200 for the year ended December 31, 2002, a decrease of $30,700 (25%) mostly due to lower charges incurred for certain outside services.

         Liquidity and Capital Resources.   Cash provided by operating activities decreased $1,268,700 most of which was due to changes in our operating assets and liabilities mainly due to a lesser decrease in accounts receivable - affiliates because of lower amounts due from the sale of natural gas.

        Cash used by financing activities decreased $1,250,500 to $2,434,400 for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease is directly related to a decrease in distributions to partners as a result of, the reduction in cash provided from operating activities.

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

        Recently issued Financial Accounting Standards.   In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS 149 did not have a material effect on its financial position or results of operations.

        In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain instruments that were previously classified as equity on a Partnership's statement of financial position now be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Partnership's results of operations or financial position.

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

        We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 of the “Notes to Financial Statements” in Item 7 of this report.

         Reserve Estimates   Our estimates of our proved natural gas and oil reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, abandonment costs, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves are inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

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

         Classification of mineral rights.  Oil and gas properties include mineral rights with an estimated cost of $264,200. The provisions of Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations", suggest that mineral rights may, in fact, be more appropriately classified as intangible assets.

         The staff of the Securities and Exchange Commission has made the Partnership aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142 "Goodwill and Intangible Assets" and SFAS No. 141 to entities in extractive industries, including gas and oil limited partnerships. The issue is whether SFAS No. 142 requires entities to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets on the balance sheet, apart from other capitalized gas and oil property costs. The Partnership has included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires companies to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

         If it is ultimately determined that SFAS No. 142 requires the Partnership to reclassify costs associated with mineral rights from property and equipment to intangible assets, the reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Partnership assesses impairment of capitalized costs. As a result, net income and cash flow would not be affected by the reclassification.

ITEM 7.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Atlas America Public #9 Ltd.
A Pennsylvania Limited Partnership

We have audited the accompanying balance sheets of Atlas America Public #9 Ltd., A Pennsylvania Limited Partnership, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners’ capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #9 Ltd. as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, effective January 1, 2003 the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and changed its method of accounting for its plugging and abandonment liability related to its oil and gas wells and associated equipment.

Cleveland, Ohio
February 26, 2004

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Current assets:
Cash	$350,200	$189,900
Accounts receivable - affiliate	735,900	814,100
Total current assets	1,086,100	1,004,000

Oil and gas properties (successful efforts)	18,893,600	18,893,600
Less accumulated depletion and depreciation	(8,277,600)	(6,841,000)
	10,616,000	12,052,600
	$11,702,100	$13,056,600

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities	$10,500	$26,900
Unrealized hedging losses	-	125,700
Total current liabilities	10,500	152,600

Asset retirement obligation	421,700	-

Partners' capital:
Managing general partner	3,311,800	3,810,200
Limited partners (1,500 units)	7,958,100	9,219,500
Accumulated other comprehensive income (loss)	-	(125,700)
	11,269,900	12,904,000
	$11,702,100	$13,056,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
REVENUES
Natural gas and oil sales	$3,087,600	$3,440,900
Interest income	1,700	4,200
Total revenues	3,089,300	3,445,100

COSTS AND EXPENSES
Production expenses	553,900	651,100
Accretion of asset retirement obligation	23,900	-
Depletion and depreciation of oil and gas properties	1,436,600	2,489,500
Impairment of oil and gas properties	-	2,104,700
General and administrative expenses	93,500	124,200
Total expenses	2,107,900	5,369,500

Net earnings (loss) before cumulative effect of change in accounting principle	981,400	(1,924,400)

Cumulative effect of change in accounting principle	(397,800)	-
Net earnings (loss)	$583,600	$(1,924,400)

Allocation of net earnings (loss)

Managing general partner	$181,200	$(541,300)

Limited partners	$402,400	$(1,383,100)

Net earnings (loss) before cumulative effect of change	$455	$(922)
in accounting principle per limited partnership unit
Net earnings (loss) per limited partnership unit	$268	$(922)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (loss)	Total
Balance at December 31, 2001	$5,393,700	$13,154,300	$52,900	$18,600,900

Comprehensive income (loss):
Participation in revenue and expenses:
Net production revenues	824,800	1,965,000	-	2,789,800
Interest income	1,200	3,000	-	4,200
Depletion and depreciation	(721,000)	(1,768,500)	-	(2,489,500)
Impairment of oil and gas properties	(609,600)	(1,495,100)	-	(2,104,700)
General and administrative	(36,700)	(87,500)	-	(124,200)

Net loss	(541,300)	(1,383,100)	-	(1,924,400)
Cash flow hedge losses reclassified to gas sales	-	-	34,900	34,900
Change in fair value of cash flow hedges	-	-	(213,500)	(213,500)
Comprehensive loss				(2,103,000)
Distributions to partners	(1,042,200)	(2,551,700)	-	(3,593,900

Balance at December 31, 2002	$3,810,200	$9,219,500	$(125,700)	$12,904,000

Comprehensive income (loss):
Participation in revenue and expenses:
Net production revenues	749,100	1,784,600	-	2,533,700
Interest income	500	1,200	-	1,700
Depletion and depreciation	(416,100)	(1,020,500)	-	(1,436,600)
Accretion of asset retirement obligations	(7,100)	(16,800)	-	(23,900)
General and administrative	(27,600)	(65,900)	-	(93,500)

Net earnings before cumulative effect	298,800	682,600	-	981,400
of change in accounting principle

Cumulative effect of change in accounting	(117,600)	(280,200)	-	(397,800)
principle

Net earnings	181,200	402,400	-	583,600
Change in fair value of cash flow hedges	-	-	(95,900)	(95,900)
Cash flow hedge losses reclassified to gas sales	-	-	221,600	221,600
Comprehensive income				709,300
Distributions to partners	(679,600)	(1,663,800)	-	(2,343,400)

Balance at December 31, 2003	$3,311,800	$7,958,100	$-	$11,269,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$583,600	$(1,924,400)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment of oil and gas properties	-	2,104,700
Accretion of asset retirement obligations	23,900	-
Cumulative effect of change in accounting principle	397,800	-
Depletion and depreciation	1,436,600	2,489,500
Decrease in accounts receivable - affiliate	78,200	1,075,700
(Decrease) increase in accrued liabilities	(16,400)	26,900

Net cash provided by operating activities:	2,503,700	3,772,400

Cash flows from financing activities:

Capital distributions	(2,343,400)	(3,593,900)

Net cash used in financing activities	(2,343,400)	(3,593,900)

Net increase in cash	160,300	178,500

Cash at beginning of year	189,900	11,400

Cash at end of year	$350,200	$189,900

The accompanying notes are an integral part of these financial statements

Atlas America Public #9 Ltd.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
December 31, 2003

NOTE 1 — NATURE OF OPERATIONS

        Atlas America Public #9 Ltd. (the “Partnership”) is a Pennsylvania Limited Partnership which includes Atlas Resources, Inc. (“Atlas”) of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 533 Limited Partners. The Partnership was formed on July 27, 2000 to drill and operate gas wells located primarily in western Pennsylvania. At December 31, 2003, the Partnership had various working interests in 83 gross wells.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

     The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Reclassifications

     Certain reclassifications have been made to the fiscal 2002 financial statements to conform to the 2003 presentation.

Use of Estimates

     Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from these estimates.

Impairment of Long Lived Assets

     The Partnership reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.

Comprehensive Income

     Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income are referred to as "other comprehensive income" and for the Partnership only include changes in the unrealized hedging gains and losses.

Oil and Gas Properties

     Oil and gas properties consists of the following:

	At December 30,
	2003	2002
Mineral interest in properties:
Proved properties	$264,200	$264,200
Wells and related equipment	18,629,400	18,629,400
	18,893,600	18,893,600
Accumulated depreciation, depletion, amortization and valuation allowances:
Oil and gas properties	(8,277,600)	(6,841,000)
	$10,616,000	$12,052,600

     The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Costs of exploratory wells which do not find proved reserves are expensed. Depreciation and depletion is computed on a field-by-field basis by the unit-of-production method based on periodic estimates of oil and gas reserves.

AtlasAmerica Public #9 Ltd.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties - (Continued)

      Oil and gas properties include mineral rights with a cost at December 31, 2003 of $264,200 before accumulated depletion. The Partnership became aware that an issue has arisen within the industry regarding the application of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142,"Goodwill and Other Intangible Assets" and SFAS No. 141, "Business Combinations," to entities in the extractive industries, including gas and oil partnerships. The issue is whether SFAS No. 142 requires entities to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized gas and oil property costs. Historically, the Partnership and other gas and oil companies and partnerships have included the cost of these leasehold interests as part of gas and oil properties. Also under consideration is whether SFAS No. 142 requires entities to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

      If it is ultimately determined that SFAS No. 142 requires the Partnership to reclassify costs associated with mineral rights from property and equipment to intangible assets, the reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Partnership assesses impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

      The Partnership assesses proved properties periodically to determine whether there has been a decline in value and, if a decline is indicated, a loss is recognized. The Partnership compares the carrying value of its proved developed gas and oil producing properties to the estimated future cash flow from such properties in order to determine whether their carrying values should be reduced. As a result of this assessment, an impairment loss of $2,104,700 was recognized in fiscal year 2002. No impairment loss was required in fiscal year 2003.

      Upon the sale or retirement of a complete or partial unit of a proved property, the cost and related accumulated depletion are eliminated from the property accounts, and the resultant gain or loss is recognized in the statement of operations.

      On an annual basis, the Partnership estimates the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Partnership estimates the salvage value of equipment recoverable upon abandonment. At December 31, 2002, the Partnership's estimate of equipment salvage values was greater than or equal to the estimated costs of future dismantlement, restoration, reclamation, and abandonment. On January 1, 2003, the Partnership adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") as discussed further in this footnote.

Depreciation, Depletion and Amortization

      The Partnership amortizes proved gas and oil properties, which include intangible drilling and development costs, tangible well equipment and leasehold costs, on the unit-of-production method using the ratio of current production to the estimated aggregate proved developed gas and oil reserves.

Atlas America Public #9 Ltd.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligations

      Effective January 1, 2003 the Partnership adopted SFAS 143 which requires the Partnership to recognize an estimated liability for the plugging and abandonment of its oil and gas wells. Under SFAS 143, the Partnership must currently recognize a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The present values of the expected asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 requires the Partnership to consider estimated salvage value in the calculation of depletion, depreciation and amortization. Consistent with industry practice, historically the Partnership had determined the cost of plugging and abandonment on its oil and gas properties would be offset by salvage values received. The adoption of SFAS 143 resulted in an increase of total liabilities because retirement obligations are required to be recognized.

      The estimated liability is based on the Managing General Partner's historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

      The adoption of SFAS 143 as of January 1, 2003 resulted in a cumulative effect adjustment of (i) a $397,800 increase in non-current plugging and abandonment liabilities and (ii) a $397,800 cumulative effect of change in accounting principle. The pro forma effect of the application of SFAS 143 as if adopted January 1, 2002 would be an increase of $213,600 ($142 per limited partner unit) to the partnerships net loss or the year ended Decemebr 31, 2002.

      The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for the item previously referenced, the Partnership has determined that there are no other material retirement obligations associated with long-lived assets.

      A reconciliation of the Partnership's liability for well plugging and abandonment costs for the year ended December 31, 2003 is as follows:

Asset retirement obligations, December 31, 2002	$-

Adoption of SFAS 143	397,800

Accretion expense	23,900

Asset retirement obligations, December 31, 2003	$421,700

Revenue Recognition

        Revenues from the sale of natural gas and oil are recognized when the gas and oil are delivered to the purchaser.

Recently Issued Financial Accounting Standards

        In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS 149 did not have a material effect on the Partnership's financial position or results of operations.

        In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain instruments taht were previously classified as equity on a Partnership's statement of financial position now be classified as liabilities. SFAS 150 is effective for financial instruments entered into our modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Partnership's results of operations or financial position.

Atlas America Public #9 Ltd
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Environmental Matters

        The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to comply with regulatory policies and procedures.

        The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 "Accounting for Contingencies." Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership maintains insurance that may cover in whole or in part certain environmental expenditures. For the two years ended December 31, 2003, the Partnership had no environmental matters requiring specific disclsoure or requiring recording of a liability.

Major Customer

        Substantially all of the Partnership’s revenues were derived from sales to First Energy Solutions Corporation. However, the market for gas and oil production is a diverse open market and other purchasers are readily available.

Hedging Activities:

        Atlas uses natural gas futures and option contracts to hedge its exposure to changes in natural gas prices. The Partnership accounts for its portion of the hedging activates under Statements of Financial Accounting Standards No. 133 (“SFAS 133”), "Accounting for Derivative Instruments and Hedging Activates" (as amended by SFAS 138 and SFAS 149). These contracts qualify and have been designated as cash flow hedges under SFAS 133 and accordingly, gain and losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. The Partnership has no derivatives at December 31, 2003.

NOTE 3 — FEDERAL INCOME TAXES

        The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability.

NOTE 4 — PARTICIPATION IN REVENUES AND COSTS

        The Managing General Partner and the limited partners generally participate in revenues and costs in the following manner:

Atlas America Public #9 Ltd
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

December 31, 2003

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS (Continued)

	Managing
	General	Limited
	Partner	Partners
Organization and offering costs	100%	0%
Lease costs	100%	0%
Revenues	(1)	(1)
Operating costs, administrative costs,
direct costs and all other costs	(2)	(2)
Intangible drilling costs	0%	100%
Tangible equipment costs	100%	0%

(1)

Subject to the Managing General Partner’s subordination obligation, substantially all revenues will be credited as follows: before net of tax savings payout and partnership payout (as defined in the partnership agreement), partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions. After net of tax savings payout, the Managing General Partner will receive an additional 6.5% of the partnership revenues, and after partnership payout, the Managing General Partner will receive an additional 8.5% of partnership revenues.

(2)	These costs will be charged to the partners in the same ratio as the related production revenues are credited.

NOTE 5 — TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

           The Partnership has entered into the following significant transactions with Atlas and its affiliates as provided under the Partnership agreement:

Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred in 2003 and 2002 were $70,100 and $70,600, respectively.

Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred in 2003 and 2002 were $232,100 and $233,200, respectively

Transportation fees paid to Atlas at $.35 per MCF. Transportation costs incurred in 2003 and 2002 were $165,600 and $271,500, respectively.

Our managing general partner and its affiliates are reimbursed for all direct costs expended on our behalf. During the years ended December 31, 2003 and 2002, our managing general partner received $179,600 and $183,900, respectively, as reimbursement for direct costs.

           As the Managing General Partner, Atlas performs all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable – affiliate on the balance sheet represents the net production revenues due from Atlas.

Atlas America Public #9 Ltd
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

December 31, 2003

NOTE 6 — PURCHASE COMMITMENT

           Subject to certain conditions, investor partners may present their interests beginning in 2005 for purchase by Atlas. The purchase price will be calculated by Atlas in accordance with the terms of the partnership agreement.Atlas is not obligated to purchase more than 5% of the units in any calendar year. In the event that Atlas is unable to obtain the necessary funds, Atlas may suspend its purchase obligation.

NOTE 7 — SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE

           Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (July 2001). During the subordination period, Atlas can be reimbursed for any subordination advances to the extent distributions exceed the 10% return. In 2003 and 2002, Atlas was not required to subordinate any of its net revenues to the investor partners.

NOTE 8 — HEDGING ACTIVITIES

           Atlas enters into natural gas futures and option contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counter parties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Although hedging provides Atlas and its affiliates, including the Partnership, some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument. The Partnership does not hold derivative instruments for trading purposes.

           At December 31, 2003, Atlas had no open natural gas futures and option contracts covering the Partnership’s gas production and accordingly, had no unrealized loss or gains related to open NYMEX contracts at that date. The Partnership’s net unrealized loss related to

Atlas America Public #9 Ltd
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

December 31, 2003

NOTE 8 – HEDGING ACTIVITIES (Continued)

open NYMEX contracts was $125,700 at December 31, 2002, which was recorded as a liability on the Partnership’s balance sheet and in partners’ capital as accumulated other comprehensive loss. The unrealized loss at December 31, 2002 was reclassified to earnings during the year ended December 31, 2003. The Partnership recognized losses of approximately $221,600 and $34,900 on settled contracts covering natural gas production for the years ended December 31, 2003 and 2002, respectively, which are included in natural gas and oil sales.

           The Partnership recognized no gains or losses during the years ended December 31, 2003 and 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. The Partnership assesses the effectiveness of its hedges based on changes in the derivative’s fair value.

NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES

           The supplementary information summarized below presents the results of natural gas and oil activities in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities”. Annually, reserve value information is provided to the investor partners pursuant to the partnership agreement. The partnership agreement provides a presentment feature whereby the managing general partner will buy partnership units, subject to annual limitations, based upon a valuation formula price in the partnership agreement. Therefore, reserve value information under SFAS No. 69 is not presented.

           No consideration has been given in the following information to the income tax effect of the activities as the Partnership is not treated as a taxable entity for income tax purposes.

(1)       Capitalized Costs

The following table presents the capitalized costs related to natural gas and oil producing activities at December 31:

	2003	2002
Mineral interests in proved properties	$264,200	$264,200
Wells and related equipment	18,629,400	18,629,400
Accumulated depreciation and depletion	(8,277,600)	6,841,000
Net capitalized costs	$10,616,000	$12,052,600

(2)       Results of Operations for Oil and Gas Producing Activities

The following table presents the results of operations related to natural gas and oil production for the years ended December 31:

	2003	2002
Natural gas and oil sales	$3,087,600	$3,440,900
Production costs	(553,900)	(651,100)
Accretion of asset retirement obligation	(23,900)	-
Depreciation and depletion and impairment	(1,436,600)	(4,594,200)
Results of operations from oil and gas
producing activities	$1,073,200	$1,804,400

Atlas America Public #9 Ltd
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

December 31, 2003

NOTE 9 – NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)(Continued)

(3)       Reserve Information (unaudited)

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

           There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the Partnership’s oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been provided.

	Natural Gas	Oil
	(MCF)	(BBLS)
Proved developed reserves:
Balance, December 31, 2001	7,324,000	8,200
Production	(916,300)	(4,400)
Revisions to previous estimates	(1,275,300)	19,600

Balance, December 31, 2002	5,132,400	23,400
Production	(617,800)	(3,900)
Revisions to previous estimates	95,300	2,000

Balance, December 31, 2003	4,609,900	21,500

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     None.

ITEM 8A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

           Our Managing General Partner's Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of December 31, 2003. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

Changes in Internal Controls

           There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

           Because we have no equity securities registered pursuant to Section 12 of the Exchange Act, there is no required compliance with Section 16(b) of the Exchange Act.

Business of Atlas.  Our managing general partner was incorporated in 1979 and its affiliate, Atlas Energy Group, Inc., an Ohio corporation that was the first of the Atlas group of companies, was incorporated in 1973. Atlas Energy Group serves as our operator in Ohio. As of December 31, 2003, our managing general partner and its affiliates had directly or through investments in partnerships similar to our interest in approximately 5,300 wells of which, our managing general partner or its’ affiliates operate 85% of these wells which are located in Ohio, Pennsylvania and New York.

        In September 1998, the Atlas Group, the former parent company of our managing general partner, merged into Atlas America, Inc., a newly formed wholly owned subsidiary of Resource America, Inc. Resource America is a publicly traded proprietary asset management company who is engaged in the energy, real estate and financial services sectors. We depend on our parent company, Atlas America, for management and administrative functions and financing our capital contributions. Resource America is currently offering a portion of its common stock in Atlas America, the Delaware holding company, pursuant to an S-1 Registration Statement. If the offering is completed, Resource America will own approximately 82.7% of the outstanding shares of Atlas America’s common stock and 80% if the underwriters exercise their over-allotment option.

        Resource America has informed our managing general partner that it intends to distribute its remaining ownership interest in Atlas America to its common stockholders. Resource America expects the distributions to take the form of a spin-off by means of a special dividend to Resource America common stockholders of all of Atlas America’s common stock owned by Resource America. Resource America further has advised us that it anticipates that the distribution will occur by the end of 2004. Resource America has sole discretion if and when to complete the distribution and its terms. Resource America does not intend to complete the distribution unless it receives a ruling from the Internal Revenue Service and/or an opinion from its tax counsel as to the tax-free nature of the distribution to Resource America and its stockholders for U.S. federal income tax purposes. The internal Revenue Service requirements for tax-free distributions of this nature are complex and the Internal Revenue Service has broad discretion, so there is significant uncertainty as to whether Resource America will be able to obtain such ruling. Because of this uncertainty and the fact that the timing and completion of the distribution is in Resource America’s sole discretion, the distribution may not occur by the contemplated time or may not occur at all.

        Atlas America is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108, which is also the managing general partner’s primary office.

Officers, Directors and Other Key Personnel The officers and directors of the managing general partner will serve until their successors are elected. The officers, directors, and key personnel of the managing general partner are as follows:

NAME	AGE	POSITION OR OFFICE
Freddie M. Kotek	48	Chairman of the Board of Directors, Chief Executive
		Officer and President
Frank P. Carolas	44	Executive Vice President - Land and Geology and a Director
Jeffrey C. Simmons	45	Executive Vice President - Operations and a Director
Jack L. Hollander	48	Senior Vice President - Direct Participation Programs
Nancy J. McGurk	48	Senior Vice President, Chief Financial Officer and Chief
		Accounting Officer
Michael L. Staines	54	Senior Vice President, Secretary and a Director

With respect to the biographical information set forth below:

   •      the approximate amount of an individual’s professional time devoted to the business and affairs of the managing general partner and Atlas America have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

   •      for those individuals who also hold senior positions with other affiliates of the managing general partner, if it is stated
          that they devote approximately 100% of their professional time to the managing general partner and Atlas America, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or
          Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between the managing general partner and
          Atlas America as compared with the other affiliates of the managing general partner, such as Viking Resources or
          Resource Energy.

Freddie M. Kotek. President and Chief Executive Officer since 2002 and Chairman of the Board of Directors since 2001. Mr.Kotek has been Executive Vice President and Chief Financial Officer of Atlas America since 2004 and served as a director from 2001 until 2004. Mr. Kotek has been a Senior Vice President of Resource America, and President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) since 1995. Mr. Kotek was President of Resource Properties from 2000 to 2001 and its Executive Vice President from 1993 to 2000. Upon completion of the Atlas America offering, Mr. Kotek intends to resign his positions at Resource America and all of its subsidiaries which are not subsidiaries of Atlas America. Mr. Kotek received a Bachelor of Arts degree from Rutgers College in 1977 with high honors in Economics. He also received a Master in Business Administration degree from the Harvard Graduate School of Business Administration in 1981. On completion of the Atlas America offering Mr. Kotek will devote approximately 95% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner’s affiliates.

Frank P. Carolas. Executive Vice President-Land and Geology and a Director since 2001. Mr. Carolas has been a Vice President of Resource America and an Executive Vice President-Land and Geology of Atlas America since 2001 and served as a Director of Atlas America from 2002 until 2004. Mr. Carolas served as Vice President of Land and Geology for the managing general partner from 1999 until 2001 and for Atlas America from 1998 until 2001. Before that Mr. Carolas served as Vice President of Atlas Energy Group, Inc. from 1997 until 1998, which was the former parent company of the managing general partner. Upon completion of the Atlas America offering, Mr. Carolas intends to resign his position at Resource America. Mr. Carolas is a certified petroleum geologist and has been with the managing general partner and its affiliates since 1981. He received a Bachelor of Science degree in Geology from Pennsylvania State University in 1981 and is an active member of the American Association of Petroleum Geologists. Mr. Carolas devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January, 2001. Mr. Simmons has been a Vice President of Resource America and an Executive Vice President of Atlas America since 2001 and was a Director of Atlas America from 2002 until 2004. Mr. Simmons served as Vice President of Operations for the managing general partner from July 1999 until 2001 and for Atlas America from 1998 until 2001. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer and has served in various executive positions with its energy subsidiaries since then. Upon completion of the Atlas America offering, Mr. Simmons intends to resign his position at Resource America. Before Mr. Simmons’ career with Resource America, he had worked with Core Laboratories, Inc., of Dallas, Texas, and PNC Bank of Pittsburgh. Mr. Simmons received his Petroleum Engineering degree from Marietta College in 1981 and his Masters degree in Business Administration from Ashland University in 1992. Mr. Simmons devotes approximately 80% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner’s affiliates, primarily Viking Resources and Resource Energy.

Jack L. Hollander. Senior Vice President – Direct Participation Programs since 2002 and before that served as Vice President – Direct Participation Programs from 2001 until 2002. Mr. Hollander also serves as Senior Vice President – Direct Participation Programs of Atlas America since 2001. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, the Investment Program Association, and the Financial Planning Association. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Nancy J. McGurk. Senior Vice President since 2002, Chief Financial Officer and Chief Accounting Officer since 2001. Ms. McGurk also serves as Senior Vice President and Chief Accounting Officer of Atlas America since January, 2002 and served as Chief Financial Officer from 2002 until 2004. Ms. McGurk has been Vice President of Resource America since 1992 and its Treasurer and Chief Accounting Officer since 1989. Upon completion of the Atlas America offering, Ms. McGurk intends to resign her positions at Resource America. Also, since 1995 Ms. McGurk has served as Vice President – Finance of Resource Energy, Inc. Ms. McGurk received a Bachelor of Science degree in Accounting from Ohio State University in 1978, and has been a Certified Public Accountant since 1982. On completion of the Atlas America offering Ms. McGurk will devote approximately 80% of her professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of her professional time to the business and affairs of the managing general partner’s affiliates.

Michael L. Staines. Senior Vice President, Secretary, and a Director since 1998. Mr. Staines has been an Executive Vice President of Atlas America since 1998. Mr. Staines has been a Senior Vice President of Resource America since 1989 and was a director from 1989 to 2000 and Secretary from 1989 to 1998. Mr. Staines has been President of Atlas Pipeline Partners GP since 2001 and its Chief Operating Officer and a member of its Managing Board since its formation in 1999. Upon completion of the Atlas America offering, Mr. Staines intends to resign his position at Resource America. Mr. Staines is a member of the Ohio Oil and Gas Association and the Independent Oil and Gas Association of New York. Mr. Staines received a Bachelor of Science degree from Cornell University in 1971 and a Master of Business degree from Drexel University in 1977. On completion of the Atlas America offering Mr. Staines will devote approximately 5% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner’s affiliates.

ITEM 10.   EXECUTIVE COMPENSATION

          We have no employees and rely on the employees of our managing general partner and its affiliates for all services. We did not directly pay any compensation to the employees of our managing general partner since inception nor do we expect to do so in future years. See Item 12, “Certain Relationships and Related Transactions,” below for compensation paid to our managing general partner.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           As of December 31, 2003, we had issued and outstanding 1,500 units. No officer or director of our managing general partner owns any units. Although, subject to certain conditions, investor partners may present their units to us beginning in 2005 for purchase. However, we are not obligated to purchase more than 5% of the units in any colander year.

           Resource America owns 100% of the common stock of Atlas America, which owns 100% of the common stock of AIC, Inc., which owns 100% of the common stock of our managing general partner

ITEM 12.   CERTAIN RELATIONSHIPS AND ELATED TRANSACTIONS

           Oil and Gas Revenues. Our managing general partner is allocated 29.564% of our oil and gas revenues in return for having paid organization and offering costs equal to 15% of our subscriptions, 100% of tangible costs and contributing all leases for a total capital contribution of $6,256,300. During the years ended December 31, 2003 and 2002, our managing general partner received $749,100 and $824,800, respectively, from our net production revenues.

           Leases. On the initial closing date as amended on the final closing date our managing general partner contributed to us 83 undeveloped prospects to drill approximately 78.75 net wells and received a credit in the amount of $264,200. During 2003 and 2002, our managing general partner did not enter into any further lease transactions with us and none are anticipated.

           Administrative Costs. Our managing general partner and its affiliates receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which is proportionately reduced if we acquired less than 100% of the working interest in a well. During the years ended December 31, 2003 and 2002, our managing general partner received $70,100 and $70,600, respectively, for its administrative costs.

           Direct Costs. Our managing general partner and its affiliates are reimbursed for all direct costs expended on our behalf. During the years ended December 31, 2003 and 2002, our managing general partner received $179,600 and $183,900, respectively, as reimbursement for direct costs.

           Drilling Contracts. On the initial closing date as amended on the final closing date, we entered into a drilling contract with our managing general partner to drill and complete 80.75 net wells. The total amount received by our managing general partner was $14,905,500 for drilling and completing the wells. During 2003 and 2002, we did not enter into any further drilling transactions and none are anticipated for future periods.

           Per Well Charges. Our managing general partner, as operator, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. During the calendar years ended December 31, 2003 and 2002, our managing general partner received $232,100 and $233,200, respectively, for well supervision fees.

           Gathering Fees. We pay a combined gathering fee at a competitive rate for each mcf transported through Atlas Pipeline Partners, L.P., natural gas gathering system, currently ranging $.29-$.35 per mcf. For the fiscal years ended December 31, 2003 and 2002 $165,600 and $271,500 were paid respectively.

           Other Compensation. For the years ended December 31, 2003 and 2002, our managing general partner did not advance any funds nor did it provide any equipment, supplies or other services.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

           We have not filed any reports on Form 8-K during the last quarter of the period covered by this report. For certain exhibits see exhibit index on page 32.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

        Aggregate fees recognized by the Partnership during the years ending December 31, 2003 and 2002 by its principal accounting firm, Grant Thornton, L.L.P. are set forth below. The audit committee of the managing general partner considers whether any provisions of non-audit services is compatible with maintaining the principal accountant's independence.

	2003	2002

Audit fees (2)	$10,500	$10,300

Total aggregate fees billed	$10,500	$10,300

          (1)   Include the aggregate fees recognized in each of the last two years for professional services rendered by
                  Grant Thornton, L.L.P. for the audit of the Partnership's annual financial statements and the review of financial statements included in Form 10-Q. The fees are for services that are normally provided by Grant Thornton, L.L.P in connection with statutory or regulatory filings or engagements.

        Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

        Pursuant to its charter, the Audit Committee of the managing general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

EXHIBIT INDEX

Description    Location

4(a)	Certificate of Limited Partnership for	Previously filed in the
	Atlas America Public #9 Ltd.	Form 10-KSB for the
period ending December
31, 2000

4(b)	Amended and Restated Certificate and Agreement	Previously filed in the
	of Limited Partnership for Atlas America Public #9 Ltd.	Form 10-KSB for the
period ending December
31, 2000
10(a)	Drilling and Operating Agreement with exhibits	Previously filed in the
Form 10-KSB for the
period ending December
31, 2000

31.1     Certification Pursuant to Rule 13a-15(e)/15(d) - 15(e).

31.2     Certification Pursuant to Rule 13a-15(e)/15(d) - 15(e).

32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of
         2002.

33.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of
         2002.

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

Date:  March 29, 2004

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

Date:  March 29, 2004

By  (Signature and Title):
                                                        Frank P. Carolas, Executive Vice President-
                                                        Land and Geology and a Director

Date:   March 29, 2004

By  (Signature and Title):
                                                        Jeffrey C. Simmons, Executive Vice President-
                                                        Operations and a Director

Date:   March 29, 2004

By  (Signature and Title):
                                                                Nancy J. McGurk, Vice President, Chief Financial Officer
                                                        and Chief Accounting Officer

Date:  March 29, 2004

Supplemental information to be Furnished

With Reports Filed Pursuant to Section 15(d)

of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.