Form 10QSB
period 2004-03-31
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2004-05-14
CIK 1121745

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ X ]                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I	FINANANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2004 (Unaudited) and Decemebr 31, 2003	3

	Statements of Operations for the Three Months ended March 31, 2004 and 2003 (Unaudited)	4

	Statements of Partners' Capital Accounts for the Three Months ended March 31, 2004 (Unaudited)	5

	Statements of Cash Flows for the Three Months ended March 31, 2004 and 2003	6

	Notes to Financial Statements (Unaudited)	7-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	11-13
	Operations

Item 3.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES	15

CERTIFICATIONS	16-19

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$392,900	$350,200
Accounts receivable - affiliate	719,600	735,900

Total current assets	1,112,500	1,086,100

Oil and gas properties (successful efforts)	18,890,100	18,893,600
Less accumulated depletion and depreciation	(8,534,600)	(8,277,600)

	10,355,500	10,616,000

	$11,468,000	$11,702,100

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities	$6,400	$10,500

Total current liabilities	6,400	10,500

Asset retirement obligations	428,000	421,700

Partners' capital:
Managing general partner	3,246,400	3,311,800
Limited partners (1,500 units)	7,787,200	7,958,100

	11,033,600	11,269,900

	$11,468,000	$11,702,100

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

REVENUES:
Natural gas and oil sales	$695,800	$663,600
Interest income	100	300

Total revenues	695,900	663,900

COSTS AND EXPENSES:
Production expenses	120,800	136,600
Depletion and depreciation of oil and gas properties	257,100	374,000
Accretion of asset retirement obligation	6,300	6,000
General and administrative expenses	26,600	24,400

Total expenses	410,800	541,000

Net Income before cumulative effect of change in accounting principle	285,100	122,900
Cumulative effect of change in accounting principle	–	(43,800)

Net Income	$285,100	$79,100

Allocation of net income:
Managing general partner	$85,800	$77,800
Limited partners	$199,300	$1,300
Net income per limited partnership unit:
Before cumulative effect of change in accounting principle	$133	$21
Cumulative effect of change in accounting principle	–	(20)

Net income per limited partnership unit	$133	$1

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS (Unaudited)
FOR THREE MONTHS ENDED MARCH 31, 2004

	Managing
	General	Limited
	Partner	Partners	Total

Balance at January 1, 2004	$3,311,800	$7,958,100	$11,269,900

Participation in revenue and expenses:
Net production revenues	170,000	405,000	575,000
Interest income	–	100	100
Depletion and depreciation	(74,500)	(182,600)	(257,100)
Accretion of asset retirement obligation	(1,800)	(4,500)	(6,300)
General and administrative	(7,900)	(18,700)	(26,600)

Net income	85,800	199,300	285,100

Distributions	(151,200)	(370,200)	(521,400)

Balance at March 31, 2004	$3,246,400	$7,787,200	$11,033,600

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

Cash flows from operating activities:
Net income	$285,100	$79,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	257,100	374,000
Accretion of asset retirement obligation	6,300	6,000
Cumulative effect of change in accounting principle	--	43,800
Decrease in accounts receivable - affiliate	16,300	202,300
(Decrease) increase in accrued liabilities	(4,100)	43,500

Net cash provided by operating activities	560,700	748,700

Cash flows from investing activities:
Proceeds from asset sales	3,400	–

Net cash provided by investing activities	3,400	–

Cash flows from financing activities:
Capital distributions	(521,400)	(558,200)

Net cash used in financing activities	(521,400)	(558,200)

Net increase in cash	42,700	190,500
Cash at beginning of period	350,200	189,900

Cash at end of period	$392,900	$380,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

NOTE 1 — BASIS OF PRESENTATION

        The financial statements of Atlas America Public #9 Ltd. (the Partnership) for the three months ended March 31, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 may not necessarily be indicative of the results of operations for the year ending December 31, 2004.

        Certain reclassifications have been made to the financial statements for the three months ended March 31, 2003 to conform to the three months ended March 31, 2004 presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

        For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

        The Partnership accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, “Accounting for Asset Retirement Obligations.”

        A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months ending March 31, 2004, is as follows:

Asset retirement obligations at December 31, 2003	$421,700
Accretion expense	6,300

Asset retirement obligations at March 31, 2004	$428,000

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2004

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

        The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the three months ended March 31, 2004 and 2003.

Comprehensive Income

        The Partnership is subject to the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net income, to report.

NOTE 3 — TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

        The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•	Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2004 and 2003 were $17,900 and $17,700, respectively.

•	Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2004 and 2003 were $58,100 and $58,700, respectively.

•	Transportation fees paid to Atlas of $.35 per mcf. Transportation costs incurred for the three months ended March 31, 2004 and 2003 were $32,600 and $41,500, respectively.

•	As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable – affiliate on the balance sheet represents the net production revenues due from Atlas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

        WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-KSB. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

Results of Operations

        The following table, whose amounts are in thousands, except sales prices and production cost data, sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

	Three Months Ended
	March 31,
	2004	2003

Production revenues (in thousands):
Gas	$664	$634
Oil	$32	$30
Production volumes:
Gas (thousands of cubic feet ("mcf")/day)	1,286	1,786
Oil (barrels ("bbls")/day)	11	10
Average sales prices:
Gas (per mcf)(1)	$5.68	$3.94
Oil (per bbl)	$31.01	$33.82
Average production costs:
As a percent of sales	17%	21%
(per mcf equivalent unit)	$.98	$.82

(1)	Our average sales price before the effects of hedging was $4.35 for the three months ended March 31, 2003. There were no hedging contracts in place during the three months ended March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations – (Continued)

         Revenues.  Our natural gas revenues were $664,300 and $633,600 for the three months ended March 31, 2004 and 2003, respectively, an increase of $30,700 (5%). The increase was due to a greater average sales price we received for our natural gas of $5.68 for the three months ended March 31, 2004 as compared to $3.94 for the three months ended March 31, 2003, an increase of $1.74/mcf (44%), offset by a decrease in production volumes to 117,000 for the three months ended March 31, 2004 from 160,800 for the three months ended March 31, 2003, a decrease of 43,800 (27%). The $30,700 increase in gas revenue for the three months ended March 31, 2004 as compared to the prior year, same period consisted of $203,200 due to an increase in natural gas sale prices offset by $172,500 attributable to a decrease in production volumes. Our revenues from our natural gas sales will be affected by changes in natural gas prices, which are driven by market conditions. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

         Expenses.  Production expenses were $120,800 and $136,600 in the three months ended March 31, 2004 and 2003, respectively a decrease of $15,800 (12%). This decrease is primarily attributable to lower maintenance and transportation costs, due to lower volumes produced for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

        Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 37% and 56% in the three months ended March 31, 2004 and 2003, respectively. This percentage decrease in the current year is directly attributable to changes in revenues and our oil and gas reserve quantities, product prices and reductions in the depletable cost basis of oil and gas properties.

        General and administrative expenses for the three months ended March 31, 2004 and 2003 were $26,600 and $24,400, respectively, an increase of $2,200 (9%). These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees may fluctuate each month as they are only charged when a well is producing. This increase is primarily due to higher charges for outside services.

        Liquidity and Capital Resources.  Cash provided by operating activities decreased $188,000 in the three months ended March 31, 2004 to $560,700 compared to $748,700 for the three months ended March 31, 2003. The decrease was primarily due to lower production for the current period offset by increases in the price we receive for our natural gas, and a decrease in the accounts receivable – affiliate balance.

        No cash was either provided by or used for investing activities for the three months ended March 31, 2004 and 2003, except for tangible well equipment sold during the three months ended March 31, 2004, from a well that was plugged in the previous quarter. We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

        Cash used by financing activities decreased $36,800 during the three months ended March 31, 2004 to $521,400 compared to $558,200 for the three months ended March 31, 2003. The decrease is directly related to lower distributions to partners.

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

        For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Managing General Partner’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined I Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

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

Date:  May 14, 2004

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

Date:  May 14, 2004

By (Signature and Title):         /s/Nancy J. McGurk
                                                    Nancy J. McGurk, Senior Vice-President,
                                                    Chief Financial Officer and Chief Accounting Officer

Date:  May 14, 2004

EXHIBIT INDEX

4(a)	Certificate of Limited Partnership for	Previously filed in the Form
	Atlas America Public #9 Ltd.	10-KSB for the period
ending December 31, 2000

4(b)	Amended and Restated Certificate and Agreement	Previously filed in the Form
	of Limited Partnership for Atlas America Public #9 Ltd.	10-KSB for the period
ending December 31, 2000

10(a)	Drilling and Operating Agreement with exhibits	Previously filed in the Form
10-KSB for the period
ending December 31, 2000

31.1	Certification Pursuant to Rule 13a-15(e)/15(d)-15(e).

31.2	Certification Pursuant to Rule 13a-15(e)/15(d)-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.