Form 10QSB
period 2004-06-30
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2004-08-16
CIK 1121745

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I	FINANANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2004 (Unaudited) and Decemebr 31, 2003	3

	Statements of Operations for the Three Months and Six Months ended June 30, 2004 and 2003 (Unaudited)	4

	Statements of Partners' Capital Accounts for the Six Months ended June 30, 2004 (Unaudited)	5

	Statements of Cash Flows for the Six Months ended June 30, 2004 and 2003 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	9-11
	Operations

Item 3.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES	12

CERTIFICATIONS	14-17

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current Assets:
Cash	$382,900	$350,200
Accounts receivable - affiliate	711,900	735,900

Total current assets	1,094,800	1,086,100
Oil and gas properties (successful efforts)	18,890,200	18,893,600
Less accumulated depletion and depreciation	(8,810,100)	(8,277,600)

	10,080,100	10,616,000

	$11,174,900	$11,702,100

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities	$8,500	$10,500

Total current liabilities	8,500	10,500
Asset retirement obligation	434,300	421,700
Partners' capital:
Managing general partner	3,159,900	3,311,800
Limited partners (1,500 units)	7,572,200	7,958,100

	10,732,100	11,269,900

	$11,174,900	$11,702,100

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

REVENUES:
Natural gas and oil sales	$726,200	$897,600	$1,422,000	$1,561,200
Interest income	400	500	500	800

Total revenues	726,600	898,100	1,422,500	1,562,000
COSTS AND EXPENSES:
Production expenses	125,500	136,000	246,300	272,600
Depletion and depreciation of oil and gas properties	275,400	313,000	532,500	687,400
Accretion of asset retirement obligation	6,300	5,600	12,600	11,200
General and administrative expenses	27,000	22,700	53,600	47,100

Total expenses	434,200	477,300	845,000	1,018,300

Net Income before cumulative effect of change in
accounting principle	292,400	420,800	577,500	543,700
Cumulative effect of change in accounting principle	-	-	-	(43,800)

Net Income	$292,400	$420,800	$577,500	$499,900

Allocation of net income:
Managing general partner	$88,200	$169,900	$174,000	$247,700
Limited partners	$204,200	$250,900	$403,500	$252,200
Net income per limited partnership unit:
Before cumulative effect of change in accounting principle	$136	$167	$269	$189
Cumulative effect of change in accounting principle	-	-	-	(21)

Net income per limited partnership unit	$136	$167	$269	$168

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total

Balance at January 1, 2004	$3,311,800	$7,958,100	$11,269,900

Participation in revenues and costs and expenses:
Net production revenues	347,600	828,100	1,175,700
Interest income	200	300	500
Depletion and depreciation	(154,300)	(378,200)	(532,500)
Accretion of asset retirement obligations:	(3,700)	(8,900)	(12,600)
General and administrative	(15,800)	(37,800)	(53,600)

Net income	174,000	403,500	577,500

Distributions	(325,900)	(789,400)	(1,115,300)

Balance at June 30, 2004	$3,159,900	$7,572,200	$10,732,100

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net income	$577,500	$499,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	532,500	687,400
Accretion of asset retirement obligations	12,600	11,200
Cumulative effect of change in accounting principle	-	43,800
Decrease in accounts receivable - affiliate	24,000	109,500
(Decrease) increase in accrued liabilities	(2,000)	34,000

Net cash provided by operating activities	1,144,600	1,385,800

Cash flows from investing activities:
Proceeds from asset sales	3,400	-

Net cash provided by investing activities	3,400	-

Cash flows from financing activities:
Capital distributions	(1,115,300)	(1,117,100)

Net cash used in financing activities	(1,115,300)	(1,117,100)

Net increase in cash	32,700	268,700
Cash at beginning of period	350,200	189,900

Cash at end of period	$382,900	$458,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

        The financial statements of Atlas America Public #9 Ltd. (the Partnership) as of June 30, 2004 and for the three months and six months ended June 30, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2003. The results of operations for the six months ended June 30, 2004 may not necessarily be indicative of the results of operations for the year ending December 31, 2004.

        Certain reclassifications have been made to the financial statements for the three months and six months ended June 30, 2003 to conform to the three months and six months ended June 30, 2004 presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

        For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

        The Partnership accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."

        A reconciliation of the Partnership’s liability for plugging and abandonment costs for the six months ending June 30, 2004, is as follows:

Asset retirement obligations at December 31, 2003	$421,700
Accretion expense	12,600

Asset retirement obligations at June 30, 2004	$434,300

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2004

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

        The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the six months ended June 30, 2004 and 2003.

Comprehensive Income

        The Partnership is subject to the provisions of SFAS 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net income, to report.

NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

        The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•	Administrative costs are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended June 30, 2004 and 2003 were $17,100 and $17,000 respectively; and $35,000 for both of the six months ended June 30, 2004 and 2003.

•	Monthly well supervision fees are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended June 30, 2004 and 2003 were $57,700 and $58,000 respectively; and $115,800 and $116,000 for the six months ended June 30, 2004 and 2003, respectively.

•	Transportation fees paid to Atlas of $.35 per mcf. Transportation costs incurred for the three months ended June 30, 2004 and 2003 were $29,300 and $40,000 respectively, and $61,900 and $81,500 for the six months ended June 30, 2004 and 2003, respectively.

•	As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable – affiliate on the balance sheet represents the net production revenues due from Atlas.

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

Results of Operations

        The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Production revenues (in thousands):
Gas	$692	$865	$1,356	$1,499
Oil	$34	$33	$66	$62

Production volumes:
Gas (thousands of cubic feet ("mcf")/day)	1,301	1,971	1,293	1,805
Oil (barrels ("bbls")/day)	10	10	11	12

Average sales prices:
Gas (per mcf)(1)	$5.85	$4.82	$5.76	$4.61
Oil (per bbl)	$35.78	$36.75	$33.32	$27.85

Average production costs:
As a percent of sales	17%	15%	17%	17%
(per mcf equivalent unit)	$1.01	$.74	$1.00	$.80

(1)

Our average sales price before the effects of hedging was $5.30 and $5.05 for the three and six months ended June 30, 2003. There were no hedging contracts in place during the six months ended June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations – (Continued)

        Revenues. Our natural gas revenues were $692,000 and $865,000 for the three months ended June 30, 2004 and 2003 respectively and $1,356,400 and $1,498,700 for the six months ended June 30, 2004 and 2003 respectively. A decrease of $173,000 (20%) and a decrease of $142,300 (10%) from the three and six months ended June 30, 2003 respectively. The decrease was due to a greater average sales price we received for our natural gas of $5.85 for the three months ended June 30, 2004 as compared to $4.82 for the three months ended June 30, 2003, an increase of $1.03/mcf (21%), and $5.76 for the six months ended June 30, 2004 as compared to $4.61 for the six months ended June 30, 2003, an increase of $1.15/mcf (25%), offset by a decrease in production volumes to 118,300 for the three months ended, June 30, 2004 from 179,400 for the three months ended June 30, 2003, a decrease of 61,100 (34%) and a decrease in production volumes to 235,400 for the six months ended June 30, 2004 from 326,700 for the six months ended June 30, 2003, a decrease of 91,300 (28%). The $173,000 decrease in gas revenue for the three months ended June 30, 2004 as compared to the prior year same period, consisted of $121,300 due to an increase in natural gas sale prices offset by $294,300 attributable to a decrease in production volumes and the $142,300 decrease in gas revenue for the six months ended June 30, 2004 as compared to the prior year same period, consisted of $276,700 due to an increase in natural gas sale prices offset by $419,000 attributable to a decrease in production volumes. Our revenues from our natural gas sales will be affected by changes in natural gas prices, which are driven by market conditions. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

        Costs and Expenses. Production expenses were $125,500 and $136,000 in the three months ended June 30, 2004 and 2003, respectively, a decrease of $10,500 (8%) and $246,300 and $272,600 for the six months ended June 30, 2004 and 2003, respectively, a decrease of $26,300 (10%). This decrease is primarily attributable to a decrease in variable expenses due to lower production volumes.

        Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 38% and 35% in the three months ended June 30, 2004 and 2003, and 37% and 45% for the six months ended June 30, 2004 and 2003, respectively. This percentage change is directly attributable to changes in our oil and gas reserve quantities, product prices, and reductions in the depletable cost basis of oil and gas properties.

        General and administrative expenses for the three months ended June 30, 2004 and 2003 were $27,000 and $22,700, respectively. For the six months ended June 30, 2004 and 2003 these charges were $53,600 and $47,100 respectively. These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees will fluctuate month-to-month as they are only charged when a well is producing.

        Liquidity and Capital Resources. Cash provided by operating activities decreased $241,200 in the six months ended June 30, 2004 to $1,144,600 compared to $1,385,800 for the six months ended June 30, 2003. The decrease was primarily due to a decrease in operations before depletion and depreciation and changes in operating assets and liabilities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations – (Continued)

        Cash used by financing activities decreased $1,800 during the six months ended June 30, 2004 to $1,115,300 compared to $1,117,100 for the six months ended June 30, 2003. The decrease is directly related to lower distributions to partners.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Managing General Partner’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined I Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of June 30, 2004. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

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

By: (Signature and Title):           /s/ Freddie M. Kotek
                                                     Freddie M. Kotek, Chairman of the Board of Directors,
                                                     Chief Executive Officer and President

Date: August 16,2004

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

Date: August 16,2004

By: (Signature and Title):           /s/ Nancy J. McGurk
                                                     Nancy J. McGurk, Senior Vice-President,
                                                     Chief Financial Officer and Chief Accounting Officer

Date: August 16,2004

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