Form 10QSB
period 2004-09-30
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2004-11-15
CIK 1121745

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ X ]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003	3

	Statements of Operations for the Three Months and Nine Months ended September 30, 2004 and 2003 (Unaudited)	4

	Statements of Partners' Capital Accounts for the Nine Months ended September 30, 2004 (Unaudited)	5

	Statements of Cash Flows for the Nine Months ended September 30, 2004 and 2003 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	9-11
	Operations

Item 3.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES	12

CERTIFICATIONS	14-17

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current Assets:
Cash	$387,500	$350,200
Accounts receivable - affiliate	725,100	735,900

Total current assets	1,112,600	1,086,100

Oil and gas properties (successful efforts)	18,893,600	18,893,600
Less accumulated depletion and depreciation	(9,025,000)	(8,277,600)

	9,868,600	10,616,000

	$10,981,200	$11,702,100

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$12,700	$10,500

Total current liabilities	12,700	10,500

Asset retirement obligation	469,700	421,700
Partners' capital:
Managing general partner	3,098,800	3,311,800
Limited partners (1,500 units)	7,400,000	7,958,100

	10,498,800	11,269,900

	$10,981,200	$11,702,100

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

REVENUES:
Natural gas and oil sales	$725,900	$754,700	$2,147,900	$2,315,900
Interest income	400	400	900	1,200

Total revenues	726,300	755,100	2,148,800	2,317,100

COSTS AND EXPENSES:
Production expenses	124,700	155,500	371,000	428,100
Depletion and depreciation of oil and gas properties	211,500	367,400	744,000	1,054,000
Accretion of asset retirement obligation	35,400	5,900	48,000	17,900
General and administrative expenses	27,400	24,300	81,000	71,400

Total expenses	399,000	553,100	1,244,000	1,571,400

Net income before cumulative effect of change in
accounting principle	327,300	202,000	904,800	745,700
Cumulative effect of change in accounting principle	-	-	-	(43,800)

Net Income	$327,300	$202,000	$904,800	$701,900

Allocation of net income:
Managing general partner	$101,400	$112,900	$275,400	$360,600
Limited partners	$225,900	$89,100	$629,400	$341,300

Net income per limited partnership unit:
Before cumulative effect of change in accounting principle	$151	$59	$420	$248
Cumulative effect of change in accounting principle	-	-	-	(21)

Net income per limited partnership unit	$151	$59	$420	$227

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENT OF PARTNERS' CAPITAL ACCOUNTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total

Balance at January 1, 2004	$3,311,800	$7,958,100	$11,269,900

Participation in revenues and costs and expenses:
Net production revenues	525,300	1,251,600	1,776,900
Interest income	300	600	900
Depletion and depreciation	(212,000)	(532,000)	(744,000)
Accretion of asset retirement obligations:	(14,200)	(33,800)	(48,000)
General and administrative	(24,000)	(57,000)	(81,000)

Net income	275,400	629,400	904,800

Distributions	(488,400)	(1,187,500)	(1,675,900)

Balance at September 30, 2004	$3,098,800	$7,400,000	$10,498,800

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net income	$904,800	$701,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	744,000	1,054,000
Accretion of asset retirement obligations	48,000	17,900
Cumulative effect of change in accounting principle	-	43,800
Decrease in accounts receivable - affiliate	10,800	159,200
Increase in accrued liabilities	2,200	7,200

Net cash provided by operating activities	1,709,800	1,984,000

Cash flows from investing activities:
Proceeds from asset sales	3,400	-

Net cash provided by investing activities	3,400	-

Cash flows from financing activities:
Distributions to partners	(1,675,900)	(1,777,700)

Net cash used in financing activities	(1,675,900)	(1,777,700)

Net increase in cash	37,300	206,300
Cash at beginning of period	350,200	189,900

Cash at end of period	$387,500	$396,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

        The financial statements of Atlas America Public #9 Ltd. (the Partnership) as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 may not necessarily be indicative of the results of operations for the year ending December 31, 2004.

        Certain reclassifications have been made to the financial statements for the three months and nine months ended September 30, 2003 to conform to the three months and nine months ended September 30, 2004 presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

        For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations

        The Partnership accounts for the estimated plugging and abandonment costs of the oil and gas properties in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The adoption of SFAS 143 in 2003 was accounted for as a change in accounting principle.

        A reconciliation of the Partnership’s liability for plugging and abandonment costs for the nine months ending September 30, 2004, is as follows:

Asset retirement obligations at December 31, 2003	$421,700
Change in estimate on asset retirement obligation	27,800
Accretion expense	20,200

Asset retirement obligations at September 30, 2004	$469,700

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2004

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

        The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the nine months ended September 30, 2004 and 2003.

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

NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

        The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•	Administrative costs which is included in general and administrative costs in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended September 30, 2004 and 2003 were $17,500 and $17,600, respectively; and $52,500 and $52,600 for the nine months ended September 30, 2004 and 2003, respectively.

•	Monthly well supervision fees which is included in production expenses in the Statement of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended September 30, 2004 and 2003 were $62,000 and $58,200, respectively; and $177,800 and $174,200 for the nine months ended September 30, 2004 and 2003, respectively.

•	Transportation fees which is included in production expenses in the Statement of Operations are payable to Atlas at $.35 per mcf. Transportation costs incurred for the three months ended September 30, 2004 and 2003 were $29,600 and $41,000, respectively, and $91,500 and $122,500 for the nine months ended September 30, 2004 and 2003, respectively.

•	As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable – affiliate on the balance sheet represents the net production revenues due from Atlas.

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

Results of Operations

        The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Production revenues (in thousands):
Gas	$700	$734	$2,056	$2,233
Oil	$26	$21	$92	$83
Production volumes:
Gas (thousands of cubic feet ("mcf")/day)	1,208	1,525	1,264	1,711
Oil (barrels ("bbls")/day)	7	9	10	11
Average sales prices:
Gas (per mcf)(1)	$6.30	$5.23	$5.94	$4.78
Oil (per bbl)	$40.02	$25.34	$34.98	$27.65
Average production costs:
As a percent of sales	17%	21%	17%	18%
(per mcf equivalent unit)	$1.08	$1.07	$1.02	$.88

(1)

Our average sales price before the effects of hedging was $5.63 and $5.22 for the three and nine months ended September 30, 2003. There were no hedging contracts in place during the nine months ended September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations – (Continued)

        Revenues. Our natural gas revenues were $699,800 and $733,500 for the three months ended September 30, 2004 and 2003, respectively and $2,056,200 and $2,232,600 for the nine months ended September 30, 2004 and 2003, respectively, resulting in a decrease of $33,700 (5%) and $176,400 (8%) from the three and nine months ended September 30, 2003, respectively. These decreases were due to decreases in production volumes to 1,208 mcf per day for the three months ended, September 30, 2004 from 1,525 mcf per day for the three months ended September 30, 2003, a decrease of 317 mcf per day (21%) and 1,264 mcf per day for the nine months ended September 30, 2004 from 1,711 mcf per day for the nine months ended September 30, 2003, a decrease of 447 mcf per day (26%), offset by an increase in the average sales price we received for our natural gas to $6.30 per mcf for the three months ended September 30, 2004 as compared to $5.23 per mcf for the three months ended September 30, 2003, an increase of $1.07 per mcf (20%), and $5.94 per mcf for the nine months ended September 30, 2004 as compared to $4.78 per mcf for the nine months ended September 30, 2003, an increase of $1.16 per mcf (24%). The $33,700 decrease in gas revenue for the three months ended September 30, 2004 as compared to the prior year similar period, was attributable to a $152,700 decrease in production volumes, partially offset by a $119,000 increase in natural gas sale prices. The $176,400 decrease in gas revenue for the nine months ended September 30, 2004 as compared to the prior year similar period, was attributable to a $576,300 decrease in production volumes, partially offset by a $399,900 increase in natural gas sale prices. Our revenues from our natural gas sales will be affected by changes in natural gas prices, which are driven by market conditions. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

        Costs and Expenses. Production expenses were $124,700 and $155,500 in the three months ended September 30, 2004 and 2003, respectively, a decrease of $30,800 (20%) and $371,000 and $428,100 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of $57,100 (13%). This decrease is primarily attributable to a decrease in variable expenses due to lower production volumes.

        Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 29% and 49% in the three months ended September 30, 2004 and 2003, and 35% and 46% for the nine months ended September 30, 2004 and 2003, respectively. These percentage changes are directly attributable to changes in our oil and gas reserve quantities, product prices, production volumes and reductions in the depletable cost basis of oil and gas properties.

        General and administrative expenses for the three months ended September 30, 2004 and 2003 were $27,400 and $24,300, respectively. For the nine months ended September 30, 2004 and 2003 these charges were $81,000 and $71,400, respectively. These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. These increases are primarily due to higher audit fees as compared to prior year similar periods.

        Liquidity and Capital Resources. Cash provided by operating activities decreased $274,200 in the nine months ended September 30, 2004 to $1,709,800 compared to $1,984,000 for the nine months ended September 30, 2003. The decrease was primarily due to a decrease in net income from operations before depletion and depreciation and changes in operating assets and liabilities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations – (Continued)

        Cash used by financing activities decreased $101,800 during the nine months ended September 30, 2004 to $1,675,900 compared to $1,777,700 for the nine months ended September 30, 2003. The decrease is directly related to lower distributions to partners as a result of lower net income before depreciation, depletion and accretion.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Managing General Partner’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined I Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of September 30, 2004. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        We have not filed any reports on Form 8-K during the period covered by this report.

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

Date:  November 15, 2004

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

Date:  November 15, 2004

By: (Signature and Title):           /s/ Nancy J. McGurk
                                                     Nancy J. McGurk, Senior Vice-President,
                                                     Chief Financial Officer and Chief Accounting Officer

Date:  November 15, 2004

EXHIBIT INDEX

	Description	Location

4(a)	Certificate of Limited Partnership for	Previously filed in the Form
	Atlas America Public #9 Ltd.	10-KSB for the period
ending December 31, 2000

4(b)	Amended and Restated Certificate and Agreement	Previously filed in the Form
	of Limited Partnership for Atlas America Public #9 Ltd.	10-KSB for the period
ending December 31, 2000

10(a)	Drilling and Operating Agreement with exhibits	Previously filed in the Form
10-KSB for the period
ending December 31, 2000

31.1	Certification Pursuant to Rule 13a-14/15(d)-14.

31.2	Certification Pursuant to Rule 13a-14/15(d)-14.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.