Form 10QSB
period 2005-03-31
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2005-05-16
CIK 1121745

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I

ITEM 1.	FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

BALANCE SHEETS

	March 31	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$421,900	$189,300
Accounts receivable - affiliate	665,900	864,200
Total current assets	1,087,800	1,053,500

Oil and gas properties (successful efforts)	18,913,400	18,913,400
Less accumulated depletion and depreciation	(9,446,400)	(9,245,100)
	9,467,000	9,668,300
	$10,554,800	$10,721,800

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$21,300	$17,000
Total current liabilities	21,300	17,000

Asset retirement obligation	481,000	473,900

Partners’ capital:
Managing general partner	2,974,400	3,025,300
Limited partners (1,500 units)	7,078,100	7,205,600
	10,052,500	10,230,900
	$10,554,800	$10,721,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
REVENUES:
Natural gas and oil sales	$677,900	$695,800
Interest income	600	100
Total revenues	678,500	695,900

COSTS AND EXPENSES:
Production expenses	108,700	120,800
Depletion and depreciation of oil and gas properties	196,900	257,100
Accretion of asset retirement obligation	7,100	6,300
General and administrative expenses	26,700	26,600
Total expenses	339,400	410,800

Net earnings	$339,100	$285,100

Allocation of net earnings:
Managing general partner	$99,200	$85,800
Limited partners	$239,900	$199,300

Net earnings per limited partnership unit	$160	$133

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THREE MONTHS ENDED March 31, 2005
(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total
Balance at January 1, 2005	$3,025,300	$7,205,600	$10,230,900

Participation in revenues and expenses:
Net production revenues	165,100	404,100	569,200
Interest income	200	400	600
Depletion and depreciation	(56,200)	(140,700)	(196,900)
Accretion of asset retirement obligation	(2,100)	(5,000)	(7,100)
General and administrative	(7,800)	(18,900)	(26,700)
Net earnings	99,200	239,900	339,100

Distributions	(150,100)	(367,400)	(517,500)

Balance at March 31, 2005	$2,974,400	$7,078,100	$10,052,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$339,100	$285,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion and depreciation	196,900	257,100
Accretion of asset retirement obligation	7,100	6,300
Decrease in accounts receivable - affiliate	198,300	16,300
Increase (decrease) in accrued liabilities	4,300	(4,100)

Net cash provided by operating activities	745,700	560,700

Cash flows from investing activities:
Proceeds from asset sales	4,400	3,400

Net cash provided by investing activities	4,400	3,400

Cash flows from financing activities:
Distributions to partners	(517,500)	(521,400)

Net cash used in financing activities	(517,500)	(521,400)
Net increase in cash and cash equivalents	232,600	42,700
Cash and cash equivalents at beginning of period	189,300	350,200
Cash and cash equivalents at end of period	$421,900	$392,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Public #9 Ltd. (the Partnership) as of and for the three months ended March 31, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Recently Issued Financial Accounting Standards

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Assets Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant adverse effect on its financial position or results of operations.

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs of the oil and gas properties in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months ending March 31, 2005 and 2004 is as follows:

	2005	2004

Asset retirement obligation at beginning of period	$473,900	$421,700
Accretion expense	7,100	6,300
Total asset retirement obligation at end of period	$481,000	$428,000

Supplemental Cash Flow Information
The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the three months ended March 31, 2005 and 2004.

Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality-financial institutions. At March 31, 2005, the Partnership had $427,800 in deposits at one bank of which $327,800 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Comprehensive Income

The Partnership is subject to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net income, to report.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative costs in the Statements of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2005 and 2004 were $17,400 and $17,900, respectively.

•
Monthly well supervision fees which are included in production expenses in the Statements of Operations are payable to Atlas at $275 per well per month for operating and maintaining wells. Well supervision fees incurred for the three months ended March 31, 2005 and 2004 were $63,900 and $58,100, respectively.

•
Transportation fees which are included in production expenses in the Statements of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three months ended March 31, 2005 and 2004 were $24,400 and $32,600, respectively.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

	Three Months Ended
	March 31
	2005	2004
Production revenues (in thousands):
Gas	$664	$664
Oil	$14	$32

Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	1,035	1,286
Oil (barrels (“bbls”)/day)	3	11

Average sales prices:
Gas (per mcf)	$7.13	$5.68
Oil (per bbl)	$44.49	$31.01

Average production costs:
As a percent of sales	16%	17%
(per mcf equivalent unit)	$1.14	$.98

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

Revenues. Our natural gas revenues were $664,000 and $664,300 for the three months ended March 31, 2005 and 2004, respectively a decrease of $300. This decrease was due to a decreases in production volumes to 1,035 mcf per day for the three months ended, March 31, 2005 from 1,286 mcf per day for the three months ended March 31, 2004, a decrease of 251 mcf per day (20%). This decrease was partially offset by an increase in the average sales price we received for our natural gas to $7.13 per mcf for the three months ended March 31, 2005 from $5.68 per mcf for the three months ended March 31, 2004, an increase of $1.45 per mcf (26%). The $300 decrease in gas revenue for the three months ended March 31, 2005 as compared to the prior year similar period was attributable to a $135,300 decrease in production volumes, partially offset by a $135,000 increase in natural gas sale prices. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

Expenses. Production expenses were $108,700 and $120,800 for the three months ended March 31, 2005 and 2004, respectively, a decrease of $12,100 (10%). This decrease is primarily attributable to a decrease in transportation and variable expenses due to lower production volumes.

Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 29% and 37% in the three months ended March 31, 2005 and 2004, respectively. This percentage change is directly attributable to changes in revenues and our oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

Liquidity and Capital Resources. Cash provided by operating activities increased $185,000 in the three months ended March 31, 2005 to $745,700 from $560,700 for the three months ended March 31, 2004. The increase was primarily due to a decrease in accounts receivable and an increase in net earnings for the current period as compared to the prior year similar period.

Cash used in financing activities decreased $3,900 during the three months ended March 31, 2005 to $517,500 from $521,400 for the three months ended March 31, 2004. This was primarily due to lower distributions to partners as a result of a decrease in net revenues.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

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

Recently Issued Financial Accounting Standards

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Assets Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant adverse effect on its financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act in recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the first quarter and subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14.
31.2	Certification Pursuant to Rule 13a-14/15(d)-14.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 16, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: May 16, 2005

By (Signature and Title):	/s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: May 16, 2005