Form 10QSB
period 2005-06-30
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2005-08-15
CIK 1121745

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _______ to _______

Commission file number 333-44130

Atlas America Public #9 Ltd.
(Name of small business issuer in its charter)

Pennsylvania	25-1867510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Rouser Road
Moon Township, PA	15108
(Address of principal executive offices)	(Zip code)

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

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$339,200	$189,300
Accounts receivable - affiliate	606,500	864,200
Total current assets	945,700	1,053,500

Oil and gas properties (successful efforts)	18,913,400	18,913,400
Less accumulated depletion and depreciation	(9,635,400)	(9,245,100)
	9,278,000	9,668,300
	$10,223,700	$10,721,800

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$11,000	$17,000
Total current liabilities	11,000	17,000

Asset retirement obligation	488,100	473,900

Partners’ capital:
Managing general partner	2,876,900	3,025,300
Limited partners (1,500 units)	6,847,700	7,205,600
	9,724,600	10,230,900
	$10,223,700	$10,721,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Natural gas and oil sales	$589,000	$726,200	$1,266,900	$1,422,000
Interest income	1,000	400	1,600	500
Total revenues	590,000	726,600	1,268,500	1,422,500

COSTS AND EXPENSES:
Production expenses	111,400	125,500	220,100	246,300
Depletion and depreciation of oil and gas properties	189,000	275,400	385,900	532,500
Accretion of asset retirement obligation	7,100	6,300	14,200	12,600
General and administrative expenses	32,400	27,000	59,100	53,600
Total expenses	339,900	434,200	679,300	845,000

Net earnings	$250,100	$292,400	$589,200	$577,500

Allocation of net earnings:
Managing general partner	$73,200	$88,200	$172,400	$174,000
Limited partners	$176,900	$204,200	$416,800	$403,500

Net earnings per limited partnership unit	$118	$136	$278	$269

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2005
(Unaudited)

	Managing General Partner	Limited Partners	Total
Balance at January 1, 2005	$3,025,300	$7,205,600	$10,230,900

Participation in revenues and expenses:
Net production revenues	303,600	743,200	1,046,800
Interest income	400	1,200	1,600
Depletion and depreciation	(110,300)	(275,600)	(385,900)
Accretion of asset retirement obligation	(4,100)	(10,100)	(14,200)
General and administrative	(17,200)	(41,900)	(59,100)
Net earnings	172,400	416,800	589,200

Distributions	(320,800)	(774,700)	(1,095,500)

Balance at June 30, 2005	$2,876,900	$6,847,700	$9,724,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$589,200	$577,500
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion and depreciation	385,900	532,500
Accretion of asset retirement obligation	14,200	12,600
Decrease in accounts receivable - affiliate	257,700	24,000
Decrease in accrued liabilities	(6,000)	(2,000)

Net cash provided by operating activities	1,241,000	1,144,600

Cash flows from investing activities:
Proceeds from asset sales	4,400	3,400

Net cash provided by investing activities	4,400	3,400

Cash flows from financing activities:
Distributions to partners	(1,095,500)	(1,115,300)

Net cash used in financing activities	(1,095,500)	(1,115,300)
Net increase in cash and cash equivalents	149,900	32,700
Cash and cash equivalents at beginning of period	189,300	350,200
Cash and cash equivalents at end of period	$339,200	$382,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

June 30, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Public #9 Ltd. (“the Partnership”) as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its energy customers. At June 30, 2005 the Partnership’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $447,100 at June 30, 2005 and $512,100 at December 31, 2004, respectively, which are included in Accounts receivable - affiliate, on the Partnership's Balance Sheets.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend in the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership's financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accountning Standards (Continued)

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. Management does not believe the interpretation will have a significant impact on the Partnership's financial position or results of operations.

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs of the oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and six months ending June 30, 2005 and 2004 is as follows:

	Three Months		Six Months
	2005	2004	2005	2004

Asset retirement obligation at beginning of period	$481,000	$428,000	$473,900	$421,700
Accretion expense	7,100	6,300	14,200	12,600
Total asset retirement obligation at end of period	$488,000	$434,300	$488,100	$434,300

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the six months ended June 30, 2005 and 2004.

Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality-financial institutions. At June 30, 2005, the Partnership had $344,500 in deposits at one bank of which $244,500 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2004 the Partnership had $191,500 in deposits at one bank of which $91,500 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and depletion are based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following:

	At June 30, 2005	At December 31, 2004
Capitalized costs of properties:
Proved properties	$264,200	$264,200
Wells and related equipment	18,649,200	18,649,200
	18,913,400	18,913,400

Accumulated depreciation and depletion	(9,635,400)	(9,245,100)
	$9,278,000	$9,668,300

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (Continued)

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

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative costs in the Statements of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended June 30, 2005 and 2004 were $17,500 and $17,100, respectively; and $34,900 and $35,000 for the six months ended June 30, 2005 and 2004, respectively.

•
Monthly well supervision fees which are included in production expenses in the Statements of Operations are payable to Atlas at $275 per well per month for operating and maintaining wells. Well supervision fees incurred for the three months ended June 30, 2005 and 2004 were $64,100 and $57,700, respectively; and $128,000 and $115,800 for the six months ended June 30, 2005 and 2004, respectively.

•
Transportation fees which are included in production expenses in the Statements of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three months ended June 30, 2005 and 2004 were $22,600 and $29,300, respectively; and $47,000 and $61,900 for the six months ended June 30, 2005 and 2004, respectively.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

Major Customers

The Partnership’s natural gas is sold under contract to various purchasers. For the six months ended June 30, 2005, sales to First Energy Solutions Corporation (which is now Amerada Hess Corporation) and UGI Energy Services, Inc. accounted for 43% and 34%, respectively, of total revenues. No other customer accounted for 10% or more of total revenues for the six month period ended June 30, 2005.

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners.

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

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Production revenues (in thousands):
Gas	$557	$692	$1,221	$1,356
Oil	$32	$34	$46	$66
	$589	$726	$1,267	$1,422
Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	885	1,301	960	1,293
Oil (barrels (“bbls”)/day)	7	10	5	11

Average sales prices:
Gas (per mcf)	$6.92	$5.85	$7.03	$5.76
Oil (per bbl)	$49.30	$35.78	$47.73	$33.32

Average production costs:
As a percent of sales	19%	17%	17%	17%
Per mcf equivalent unit ("mcfe")	$1.32	$1.01	$1.23	$1.00

Depletion per mcfe	$2.24	$2.22	$2.15	$2.15

Revenues. Our natural gas revenues were $556,900 and $692,000 for the three months ended June 30, 2005 and 2004, respectively and $1,220,900 and $1,356,400 for the six months ended June 30, 2005 and 2004, respectively, a decrease of $135,100 (20%) and $135,500 (10%) from the three and six months ended June 2004, respectively. This decrease was due to a decrease in production volumes to 885 mcf per day for the three months ended June 30, 2005, from 1,301 mcf per day for the three months ended June 30, 2004, a decrease of 416 mcf per day (32%) and a decrease in production volumes to 960 mcf per day for the six months ended June 30, 2005 from 1,293 mcf per day for the six months ended June 30, 2004, a decrease of 333 mcf per day (26%). This decrease was partially offset by an increase in the average sales price we received for our natural gas to $6.92 for the three months ended June 30, 2005 as compared to $5.85 for the three months ended June 30, 2004, an increase of $1.07 per mcf (18%), and an increase in the average sales price to $7.03 for the six months ended June 30, 2005 as compared to $5.76 for the six months ended June 30, 2004, an increase of $1.27 per mcf (22%). The $135,100 decrease in gas revenue for the three months ended June 30, 2005 as compared to the prior year similar period was attributable to a $221,200 decrease in production volumes, partially offset by an $86,100 increase in natural gas sale prices. The $135,500 decrease in gas revenue for the six months ended June 30, 2005 as compared to the prior year similar period was attributable to a $355,400 decrease in production volumes, partially offset by a $219,900 increase in natural gas sale prices. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

Expenses. Production expenses were $111,400 and $125,500 for the three months ended June 30, 2005 and 2004, respectively, a decrease of $14,100 (11%). Production expenses were $220,100 and $246,300 for the six months ended June 30, 2005 and 2004, respectively, a decrease of $26,200 (11%). These decreases are primarily attributable to a decrease in variable expenses due to lower production volumes.

Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 32% and 38% in the three months ended June 30, 2005 and 2004, respectively, and 30% and 37% for the six months ended June 30, 2005 and 2004, respectively. This percentage change is directly attributable to changes in our oil and gas reserve quantities, product prices, and reductions in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2005 and 2004 were $32,400 and $27,000, respectively. For the six months ended June 30, 2005 and 2004 these charges were $59,100 and $53,600, respectively. These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees will fluctuate month-to-month as they are only charged when a well is producing.

Liquidity and Capital Resources. Cash provided by operating activities increased $96,400 in the six months ended June 30, 2005 to $1,241,000 compared to $1,144,600 for the six months ended June 30, 2004. This increase was primarily due to a decrease in accounts recievable-affiliate, partially offset by a decreases in net income before depletion and depreciation and in accounts receivable.

Cash used in financing activities decreased $19,800 during the six months ended June 30, 2005 to $1,095,500 from $1,115,300 for the six months ended June 30, 2004. This was entirely due to lower distributions to the partners as a result of a decrease in net revenues.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10-KSB.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend in the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. Management does not believe the interpretation will have a significant impact on our financial position or results of operations.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the second quarter and subsequent to the date of their evaluation.

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

Date: August 15, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	(Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

Date:	August 15, 2005

By	(Signature and Title):	/s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Date: August 15, 2005