Form 10QSB
period 2005-09-30
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2005-11-15
CIK 1121745

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes  X No _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3

	Statements of Operations for the Three and Nine Months ended September 30, 2005 and 2004 (Unaudited)	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2005 (Unaudited)	5

	Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2004 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits	14

SIGNATURES		15

CERTIFICATIONS		16-19

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$355,300	$189,300
Accounts receivable - affiliate	617,700	864,200
Total current assets	973,000	1,053,500

Oil and gas properties (successful efforts)	18,913,400	18,913,400
Less accumulated depletion and depreciation	(9,838,100)	(9,245,100)
	9,075,300	9,668,300
	$10,048,300	$10,721,800

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$13,800	$17,000
Total current liabilities	13,800	17,000

Asset retirement obligation	495,200	473,900
Partners’ capital:
Managing general partner	2,824,100	3,025,300
Limited partners (1,500 units)	6,715,200	7,205,600
	9,539,300	10,230,900
	$10,048,300	$10,721,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES:
Natural gas and oil sales	$640,100	$725,900	$1,907,000	$2,147,900
Interest income	800	400	2,400	900
Total revenues	640,900	726,300	1,909,400	2,148,800

COSTS AND EXPENSES:
Production expenses	107,000	124,700	327,100	371,000
Depletion and depreciation of oil and gas properties	202,700	211,500	588,600	744,000
Accretion of asset retirement obligation	7,100	35,400	21,300	48,000
General and administrative expenses	30,200	27,400	89,300	81,000
Total expenses	347,000	399,000	1,026,300	1,244,000

Net earnings	$293,900	$327,300	$883,100	$904,800

Allocation of net earnings:
Managing general partner	$86,200	$101,400	$258,600	$275,400
Limited partners	$207,700	$225,900	$624,500	$629,400
Net earnings per limited partnership unit	$138	$151	$416	$420

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED September 30, 2005
(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total
Balance at January 1, 2005	$3,025,300	$7,205,600	$10,230,900

Participation in revenues and expenses:
Net production revenues	458,200	1,121,700	1,579,900
Interest income	700	1,700	2,400
Depletion and depreciation	(168,200)	(420,400)	(588,600)
Accretion of asset retirement obligation	(6,200)	(15,100)	(21,300)
General and administrative	(25,900)	(63,400)	(89,300)
Net earnings	258,600	624,500	883,100

Distributions	(459,800)	(1,114,900)	(1,574,700)

Balance at September 30, 2005	$2,824,100	$6,715,200	$9,539,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$883,100	$904,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion and depreciation	588,600	744,000
Accretion of asset retirement obligation	21,300	48,000
Decrease in accounts receivable - affiliate	246,500	10,800
(Decrease) increase in accrued liabilities	(3,200)	2,200
Net cash provided by operating activities	1,736,300	1,709,800

Cash flows from investing activities:
Proceeds from asset sales	4,400	3,400
Net cash provided by investing activities	4,400	3,400

Cash flows from financing activities:
Distributions to partners	(1,574,700)	(1,675,900)
Net cash used in financing activities	(1,574,700)	(1,675,900)

Net increase in cash and cash equivalents	166,000	37,300
Cash and cash equivalents at beginning of period	189,300	350,200
Cash and cash equivalents at end of period	$355,300	$387,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Public #9 Ltd. (“the Partnership”) as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its energy customers. At September 30, 2005 the Partnership’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $448,900 at September 30, 2005 and $512,100 at December 31, 2004, respectively, which are included in Accounts receivable - affiliate, on the Partnership’s Balance Sheets.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

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

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. Management does not believe the interpretation will have a significant impact on the Partnership’s financial position or results of operations.

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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and nine months ending September 30, 2005 and 2004 is as follows:
	Three Months		Nine Months
	2005	2004	2005	2004

Asset retirement obligation at beginning of period	$488,100	$434,300	$473,900	$421,700
Change in estimate on asset retirement obligation	─	27,800	─	27,800
Accretion expense	7,100	7,600	21,300	20,200
Total asset retirement obligation at end of period	$495,200	$469,700	$495,200	$469,700

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the nine months ended September 30, 2005 and 2004.

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At September 30, 2005, the Partnership had $361,400 in deposits at one bank of which $261,400 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2004 the Partnership had $191,500 in deposits at one bank of which $91,500 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

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

Oil and gas properties consist of the following:

	At September 30,	At December 31,
	2005	2004
Capitalized costs of properties:
Proved properties	$264,200	$264,200
Wells and related equipment	18,649,200	18,649,200
	18,913,400	18,913,400

Accumulated depreciation and depletion	(9,838,100)	(9,245,100)
	$9,075,300	$9,668,300

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Upon the sale or retirement of a complete unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is recognized in income. Upon the sale or retirement of a partial unit of a proved property, no gain or loss is recognized and the cost of the property is reclassified to accumulated depletion.

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2005
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative costs in the Statements of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended September 30, 2005 and 2004 were $17,400 and $17,500, respectively; and $52,300 and $52,500 for the nine months ended September 30, 2005 and 2004, respectively.

•
Monthly well supervision fees which are included in production expenses in the Statements of Operations are payable to Atlas at $275 per well per month for operating and maintaining wells. Well supervision fees incurred for the three months ended September 30, 2005 and 2004 were $63,900 and $62,000, respectively; and $191,900 and $177,800 for the nine months ended September 30, 2005 and 2004, respectively.

•
Transportation fees which are included in production expenses in the Statements of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three months ended September 30, 2005 and 2004 were $24,000 and $29,600, respectively; and $71,000 and $91,500 for the nine months ended September 30, 2005 and 2004, respectively.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

Major Customers

    The Partnership’s natural gas is sold under contract to various purchasers. For the nine months ended September 30, 2005, sales to First Energy Solutions Corporation (which is now Amerada Hess Corporation) and UGI Energy Services, Inc. accounted for 43% and 33%, respectively, of total revenues. No other customer accounted for 10% or more of total revenues for the nine months ended September 30, 2005.

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the limited partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the limited partners. For the period ended September 30, 2005, Atlas was not required to subordinate any of its revenues to the limited partners.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED)

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

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Production revenues (in thousands):
Gas	$597	$700	$1,818	$2,056
Oil	$43	$26	$89	$92
	$640	$726	$1,907	$2,148
Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	934	1,208	951	1,264
Oil (barrels (“bbls”)/day)	8	7	6	10

Average sales prices:
Gas (per mcf)	$6.94	$6.30	$7.00	$5.94
Oil (per bbl)	$55.66	$40.02	$51.27	$34.98

Average production costs:
As a percent of sales	17%	17%	17%	17%
Per mcf equivalent unit (“mcfe”)	$1.18	$1.08	$1.21	$1.02

Depletion per mcfe	$2.24	$1.84	$2.18	$2.05

Revenues. Our natural gas revenues were $596,800 and $699,800 for the three months ended September 30, 2005 and 2004, respectively, and $1,817,700 and $2,056,200 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $103,000 (15%) and $238,500 (12%) from the three and nine months ended September 30, 2005 and 2004, respectively. These decreases were due to a decrease in production volumes to 934 mcf per day for the three months ended September 30, 2005, from 1,208 mcf per day for the three months ended September 30, 2004, a decrease of 274 mcf per day (23%). There was a decrease in production volumes to 951 mcf per day for the nine months ended September 30, 2005 from 1,264 mcf per day for the nine months ended September 30, 2004, a decrease of 313 mcf per day (25%). These decreases were partially offset by an increase in the average sales price we received for our natural gas to $6.94 for the three months ended September 30, 2005 as compared to $6.30 for the three months ended September 30, 2004, an increase of $0.64 per mcf (10%), and an increase in the average sales price to $7.00 for the nine months ended September 30, 2005 as compared to $5.94 for the nine months ended September 30, 2004, an increase of $1.06 per mcf (18%). The $103,000 decrease in gas revenue for the three months ended September 30, 2005 as compared to the prior year similar period was attributable to a $158,400 decrease in production volumes, partially offset by a $55,400 increase in natural gas sale prices. The $238,500 decrease in gas revenue for the nine months ended September 30, 2005 as compared to the prior year similar period was attributable to a $515,200 decrease in production volumes, partially offset by a $276,700 increase in natural gas sale prices. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

Expenses. Production expenses were $107,000 and $124,700 for the three months ended September 30, 2005 and 2004, respectively, a decrease of $17,700 (14%). Production expenses were $327,100 and $371,000 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $43,900 (12%). These decreases are primarily attributable to a decrease in variable expenses due to lower production volumes.

Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 32% and 29% in the three months ended September 30, 2005 and 2004, respectively, and 31% and 35% for the nine months ended September 30, 2005 and 2004, respectively. This percentage change is directly attributable to changes in our oil and gas reserve quantities, product prices, and reductions in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2005 and 2004 were $30,200 and $27,400, respectively. For the nine months ended September 30, 2005 and 2004 these charges were $89,300 and $81,000, respectively. These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees will fluctuate month-to-month as they are only charged when a well is producing.

Liquidity and Capital Resources. Cash provided by operating activities increased $26,500 in the nine months ended September 30, 2005 to $1,736,300 compared to $1,709,800 for the nine months ended September 30, 2004. This increase was primarily due to a decrease in accounts receivable-affiliate partially offset by a decrease in net earnings before depletion and depreciation.

Cash used in financing activities decreased $101,200 during the nine months ended September 30, 2005 to $1,574,700 from $1,675,900 for the nine months ended September 30, 2004. This was entirely due to lower distributions to the partners as a result of a decrease in net revenues.

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

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the third quarter and subsequent to the date of their evaluation.

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

Date: November 14, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title): /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: November 14, 2005

By: (Signature and Title): /s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: November 14, 2005