Form 10QSB
period 2006-03-31
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2006-05-12
CIK 1121745

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-44130

ATLAS AMERICA PUBLIC #9 Ltd.
(Name of small business issuer in its charter)

Pennsylvania	25-1867510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Rouser Road	15108
Moon Township, PA	(zip code)
(Address of principal executive offices)

Issuer’s telephone number, including area code: (412) 262-2830

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of March 31, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three Months ended March 31, 2006 and 2005
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Three Months ended March 31, 2006
	(Unaudited)	5

	Statements of Cash Flows for the Three Months ended March 31, 2006 and 2005
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-13

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-16

Item 3:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$514,700	$374,000
Accounts receivable - affiliate	771,100	883,700
Hedge receivable short-term	122,400	39,400
Total current assets	1,408,200	1,297,100

Oil and gas properties (successful efforts)	18,719,000	18,719,000
Less accumulated depletion	(9,864,400)	(9,772,500)
	8,854,600	8,946,500
Hedge receivable long-term	69,100	―
	$10,331,900	$10,243,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$20,000	$21,400
Hedge liability short-term	―	3,900
Total current liabilities	20,000	25,300

Asset retirement obligation	575,800	567,300
Hedge liability long-term	222,600	172,200

Partners’ capital:
Managing general partner	2,864,900	2,844,900
Limited partners (1,500 units)	6,679,700	6,770,600
Accumulated comprehensive loss	(31,100)	(136,700)
	9,513,500	9,478,800
	$10,331,900	$10,243,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
REVENUES:
Natural gas and oil sales	$790,300	$677,900
Interest income	1,500	600
Total revenues	791,800	678,500

COSTS AND EXPENSES:
Production expenses	137,000	108,700
Depletion of oil and gas properties	91,900	196,900
Accretion of asset retirement obligation	8,500	7,100
General and administrative expenses	25,800	26,700
Total expenses	263,200	339,400

Net earnings	$528,600	$339,100

Allocation of net earnings:
Managing general partner	$193,800	$99,200
Limited partners	$334,800	$239,900
Net earnings per limited partnership unit	$223	$160

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE THREE MONTHS ENDED March 31, 2006
(Unaudited)

	Managing		Accumulated
	General	Limited	Comprehensive
	Partner	Partners	(Loss)/Income	Total

Balance at January 1, 2006	$2,844,900	$6,770,600	$(136,700)	$9,478,800

Participation in revenues and expenses:
Net production revenues	231,900	421,400	―	653,300
Interest income	500	1,000	―	1,500
Depletion	(26,400)	(65,500)	―	(91,900)
Accretion of asset retirement obligation	(3,000)	(5,500)	―	(8,500)
General and administrative	(9,200)	(16,600)	―	(25,800)
Net earnings	193,800	334,800	―	528,600

Other comprehensive income	―	―	105,600	105,600

Distributions to partners	(173,800)	(425,700)	―	(599,500)

Balance at March 31, 2006	$2,864,900	$6,679,700	$(31,100)	$9,513,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$528,600	$339,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	91,900	196,900
Accretion of asset retirement obligation	8,500	7,100
Decrease in accounts receivable - affiliate	112,600	198,300
(Decrease) increase in accrued liabilities	(1,400)	4,300
Net cash provided by operating activities	740,200	745,700

Cash flows from investing activities:
Proceeds from asset sales	―	4,400
Net cash provided by investing activities	―	4,400

Cash flows from financing activities:
Distributions to partners	(599,500)	(517,500)
Net cash used in financing activities	(599,500)	(517,500)

Net increase in cash and cash equivalents	140,700	232,600
Cash and cash equivalents at beginning of period	374,000	189,300
Cash and cash equivalents at end of period	$514,700	$421,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #9 Ltd. (“the Partnership”) as of and for the three months ended March 31, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 may not necessarily be indicative of the results of operations for the year ending December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company or limited partnership subsidiary of Atlas America, Inc. substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources, LLC, (“Atlas”) which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as the Partnership’s managing general partner, and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, Atlas as our Managing General Partner, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by Atlas’ review of its customers’ credit information. Atlas extends credit on an unsecured basis to many of its energy customers. At March 31, 2006 Atlas’ credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership's records and our estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $542,500 at March 31, 2006 and $626,400 at December 31, 2005, respectively, which are included in “Accounts receivable-affiliate” line item on its' Balance Sheets.

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement became effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have a material impact on the Partnership’s financial position or results of operations.

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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months ending March 31, 2006 and 2005 is as follows:

	2006	2005

Asset retirement obligation at beginning of period	$567,300	$473,900
Accretion expense	8,500	7,100
Total asset retirement obligation at end of period	$575,800	$481,000

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the three months ended March 31, 2006 and 2005.

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At March 31, 2006, the Partnership had $518,700 in deposits at one bank of which $418,700 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $376,000 in deposits of which $276,000 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Comprehensive Income

The Partnership is subject to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income”.

Property and Equipment

Property and equipment are stated at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following:
	March 31,	December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$261,000	$261,000
Wells and related equipment	18,458,000	18,458,000
	18,719,000	18,719,000
Accumulated depletion:
Oil and gas properties	(9,864,400)	(9,772,500)
	$8,854,600	$8,946,500

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Oil is converted to gas equivalent basis (“mcfe”) at the rate of one barrel equals 6 mcf. Depletion is provided on the units of production method.

The Partnership’s long-lived assets are reviewed for impairment annually for events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets. The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. If the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows), and the carrying value of the assets.   The Partnership's oil and gas properties had no indication of impairment as of March 31, 2006.

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

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas, the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative costs in the Statements of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2006 and 2005 were $17,000 and $17,400, respectively.

•
Monthly well supervision fees which are included in production expenses in the Statements of Operations are payable to Atlas at $275 per well per month for operating and maintaining wells. Well supervision fees incurred for the three months ended March 31, 2006 and 2005 were $62,200 and $63,900, respectively.

•
Transportation fees which are included in production expenses in the Statements of Operations are payable to Atlas at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of natural gas revenue. Transportation costs incurred for the three months ended March 31, 2006 and 2005 were $54,300 and 24,400, respectively.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the limited partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the limited partners.  Since inception of the program, the Partnership has not been required to subordinate any of it's revenues to the limited partners.

NOTE 4 - DERIVATIVE INSTRUMENTS

Atlas America, Inc. on behalf of the Partnership from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

Atlas America, Inc. formally documents all relationships between hedging instruments and the items being hedged, including Atlas America, Inc.’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas America, Inc. assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as Accumulated Other Comprehensive Income (Loss) and recognized within the statement of operations in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, Atlas America, Inc., will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At March 31, 2006, Atlas America, Inc. had 108 open natural gas futures contracts on behalf of the Partnership related to natural gas sales covering 510,700 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.94 per Dth. At March 31, 2006, the Partnership reflected net hedging liabilities on its balance sheet of $31,100. Of the $31,100 net loss in accumulated other comprehensive income (loss) at March 31, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $122,400 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $153,500 of net losses will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $46,500 for the period ended March 31, 2006 within its statement of operations related to the settlement of qualifying hedge instruments.

As of March 31, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps
Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability (2)
Ended March 31,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	60,200	$10.76	$122
2008	216,000	8.76	(164)
2009	180,100	8.71	(7)
2010	54,400	8.35	18

		Total liability	$(31)

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	March 31, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$192	$192	$39	$39
	$192	$192	$39	$39
Liabilities
Derivative instruments	$(223)	$(223)	$(176)	$(176)
	$(31)	$(31)	$(137)	$(137)

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

	Three Months Ended March 31,
	2006	2005

Net earnings	$528,600	$339,100
Other comprehensive income (loss):
Unrealized holding gain on hedging contracts	152,100	―
Less: reclassification adjustment for (gain) realized in net earnings	(46,500)	―
	105,600	―
Comprehensive income	$634,200	$339,100

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

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

General

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company or limited partnership subsidiary of Atlas America, Inc. substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our managing general partner, and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated.
	Three Months Ended
	March 31,
	2006	2005
Production revenues (in thousands):
Gas (1)	$773	$664
Oil	$17	$14
Total	$790	$678

Production volumes:
Gas (mcf/day) (1) (3)	841	1,035
Oil (bbls/day) (3)	3	3
Total (mcfe/day) (3)	859	1,053

Average sales prices:
Gas (per mcf) (2) (3)	$10.21	$7.13
Oil (per bbl) (3)	$60.64	$44.49

Average production costs:
As a percent of sales	17%	16%
Per mcfe (3)	$1.77	$1.14

Depletion per mcfe	$1.19	$2.07

(1)	Excludes sales of residual gas and sales to landowners.
(2)	The average sales price per mcf before the effects of hedging was $9.40 for the period ended March 31, 2006. There was no hedging in the period ended March 31, 2005.
(3)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $772,900 and $664,000 for the three months ended March 31, 2006 and 2005, respectively, an increase of $108,900 (16%). This increase was due to an increase in the average sales price we received for our natural gas to $10.21 per mcf for the three months ended March 31, 2006, from $7.13 per mcf for the three months ended March 31, 2005, an increase of $3.08 per mcf (43%). This increase was partially offset by a decrease in production volumes to 841 mcf per day for the three months ended March 31, 2006 from 1,035 mcf per day for the three months ended March 31, 2005, a decrease of 194 mcf per day (19%). Consequently, the $108,900 increase in our gas revenues reflected a $233,300 increase due to natural gas prices, which was partially offset by a $124,400 reduction due to lower production volumes. The overall decrease in gas production volumes resulted primarily from the normal production decline inherent in the life of a well.

Oil Revenues. The Partnership drills wells primarily to produce natural gas, rather than oil, but there is some oil production. The Partnership’s oil revenues were $17,400 and $14,000 for the three months ended March 31, 2006 and 2005, respectively, an increase of $3,400 (24%). This increase resulted in a 36% increase in the average sales price partially offset by a decrease of 9% in production volumes. The $3,400 increase in the oil revenues for the three months ended March 31, 2006 as compared to the prior year similar period was attributable to $4,600 in price increases, which are driven by market conditions, partially offset by $1,200 attributable to volume decreases.

Expenses. Production expenses were $137,000 and $108,700 for the three months ended March 31, 2006 and 2005, respectively, an increase of $28,300. This increase was primarily attributable to an increase in transportation and variable expenses.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 12% and 29% in the three months ended March 31, 2006 and 2005, respectively. This percentage change is directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended March 31, 2006 and 2005 were $25,800 and $26,700, respectively, a decrease of $900 (3%). These expenses include outside costs for services as well as the monthly administrative fee charged by our managing general partner. This decrease was primarily due to lower outside fees for services charged as compared to the prior year similar period.

Liquidity and Capital Resources. Cash provided by operating activities decreased $5,500 in the three months ended March 31, 2006 to $740,200 from $745,700 for the three months ended March 31, 2005. This decrease was primarily due to decreases in accounts receivable-affiliate and depletion  partially offset by an increase in net earnings for the current period as compared to the prior year similar period.

Cash used in financing activities increased $82,000 during the three months ended March 31, 2006 to $599,500 from $517,500 for the three months ended March 31, 2005. This was entirely due to higher distributions to the partners as a result of an increase in net revenues.

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for the future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

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

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement became effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have a material impact on the Partnership’s financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes in our internal controls or in other factors that could significantly affect controls in the first quarter and subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #9 Ltd.

Atlas Resources, LLC, Managing General Partner

Date: May 12, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 12, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: May 12, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer