Form 10QSB
period 2006-06-30
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2006-08-14
CIK 1121745

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three and Six Months ended June 30, 2006 and 2005
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Six Months ended June 30, 2006
	(Unaudited)	5

	Statements of Cash Flows for the Six Months ended June 30, 2006 and 2005
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-11

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	11-14

Item 3:	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6:	Exhibits	15

SIGNATURES		16

CERTIFICATIONS		17-20

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #9 LTD.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$421,400	$374,000
Accounts receivable-affiliate	486,600	883,700
Hedge receivable short-term-affiliate	142,600	39,400
Total current assets	1,050,600	1,297,100

Oil and gas properties, net	8,799,400	8,946,500

Hedge receivable long-term-affiliate	191,700	―
	$10,041,700	$10,243,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$11,100	$21,400
Hedge liability short-term-affiliate	―	3,900
Total current liabilities	11,100	25,300

Asset retirement obligation	584,300	567,300
Hedge liability long-term-affiliate	236,400	172,200

Partners’ capital:
Managing general partner	2,715,000	2,844,900
Limited partners (1,500 units)	6,397,000	6,770,600
Accumulated comprehensive income (loss)	97,900	(136,700)
	9,209,900	9,478,800
	$10,041,700	$10,243,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Natural gas and oil sales	$522,900	$589,000	$1,313,200	$1,266,900
Interest income	2,800	1,000	4,300	1,600
Total revenues	525,700	590,000	1,317,500	1,268,500

COSTS AND EXPENSES:
Production expenses	152,500	111,400	289,500	220,100
Depletion	55,200	189,000	147,100	385,900
Accretion of asset retirement obligation	8,500	7,100	17,000	14,200
General and administrative expenses	30,600	32,400	56,400	59,100
Total expenses	246,800	339,900	510,000	679,300
Net earnings	$278,900	$250,100	$807,500	$589,200

Allocation of net earnings:
Managing general partner	$102,700	$73,200	$296,500	$172,400
Limited partners	$176,200	$176,900	$511,000	$416,800
Net earnings per limited partnership unit	$118	$118	$341	$278

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2006
(Unaudited)

	Managing		Accumulated
	General	Limited	Comprehensive
	Partner	Partners	(Loss)/Income	Total

Balance at January 1, 2006	$2,844,900	$6,770,600	$(136,700)	$9,478,800

Participation in revenues and expenses:
Net production revenues	363,400	660,300	―	1,023,700
Interest income	1,500	2,800	―	4,300
Depletion	(42,400)	(104,700)	―	(147,100)
Accretion of asset retirement obligation	(6,000)	(11,000)	―	(17,000)
General and administrative	(20,000)	(36,400)	―	(56,400)
Net earnings	296,500	511,000	―	807,500

Other comprehensive income	―	―	234,600	234,600

Distributions to partners	(426,400)	(884,600)	―	(1,311,000)

Balance at June 30, 2006	$2,715,000	$6,397,000	$97,900	$9,209,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$807,500	$589,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	147,100	385,900
Accretion of asset retirement obligation	17,000	14,200
Decrease in accounts receivable - affiliate	397,100	257,700
Decrease in accrued liabilities	(10,300)	(6,000)
Net cash provided by operating activities	1,358,400	1,241,000

Cash flows from investing activities:
Proceeds from asset sales	―	4,400
Net cash provided by investing activities	―	4,400

Cash flows from financing activities:
Distributions to partners	(1,311,000)	(1,095,500)
Net cash used in financing activities	(1,311,000)	(1,095,500)

Net increase in cash and cash equivalents	47,400	149,900
Cash and cash equivalents at beginning of period	374,000	189,300
Cash and cash equivalents at end of period	$421,400	$339,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #9 Ltd. (“the Partnership”) as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner ("MGP") was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP, and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Atlas Resources, LLC Change in Fiscal Year End

On June 15, 2006, Atlas Resources, LLC, along with its parent company Atlas America Inc., changed its fiscal year end from September 30 to December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, our Managing General Partner, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by  review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2006 our MGP's credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $399,800 at June 30, 2006 and $626,400 at December 31, 2005, respectively, which are included in Accounts receivable-affiliate on its Balance Sheets.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligation

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months		Six Months
	2006	2005	2006	2005

Asset retirement obligation at beginning of period	$575,800	$481,000	$567,300	$473,900
Accretion expense	8,500	7,100	17,000	14,200
Total asset retirement obligation at end of period	$584,300	$488,000	$584,300	$488,100

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At June 30, 2006, the Partnership had $426,500 in deposits at one bank of which $326,500 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $376,000 in deposits of which $276,000 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$261,000	$261,000
Wells and related equipment	18,458,000	18,458,000
	18,719,000	18,719,000
Accumulated depletion	(9,919,600)	(9,772,500)
	$8,799,400	$8,946,500

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred for the three months ended June 30, 2006 and 2005 were $17,100 and $17,500, respectively; and $34,100 and $34,900 for the six months ended June 30, 2006 and 2005, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $311 per well per month for operating and maintaining wells. Well supervision fees incurred for the three months ended June 30, 2006 and 2005 were $68,300 and $64,100, respectively; and $130,500 and $128,000 for the six month ended June 30, 2006 and 2005, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are payable at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred for the three months ended June 30, 2006 and 2005 were $62,400 and $22,600, respectively; and $116,700 and $47,000 for the six months ended June 30, 2006 and 2005, respectively.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from the MGP.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net earnings	$278,900	$250,100	$807,500	$589,200
Other comprehensive income:
Unrealized holding gain on hedging contracts	182,500	―	334,600	―
Less: reclassification adjustment for (gain)
realized in net earnings	(53,500)	―	(100,000)	―
	129,000	―	234,600	―
Comprehensive income	$407,900	$250,100	$1,042,100	$589,200

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the limited partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the limited partners. Since inception of the program, the MGP has not been required to subordinate any of it’s revenues to the limited partners.

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

At June 30, 2006, Atlas America, Inc. had 117 open natural gas futures contracts on behalf of the Partnership related to natural gas sales covering 584,800 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.88 per Dth. At June 30, 2006, the Partnership reflected net hedging assets on its balance sheet of $97,900. Of the $97,900 net income in accumulated other comprehensive income (loss) at June 30, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $142,600 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $44,700 of net losses will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $100,000 for the six months ended June 30, 2006 within its statement of operations related to the settlement of qualifying hedge instruments.

As of June 30, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed-Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset (Liability) (2)
Ended June 30,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	102,300	$9.67	$143
2008	223,000	8.76	(84)
2009	185,500	8.69	7
2010	74,000	8.61	32
Total Asset			$98

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	June 30, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$334	$334	$39	$39
	$334	$334	$39	$39
Liabilities
Derivative instruments	$(236)	$(236)	$(176)	$(176)
	$98	$98	$(137)	$(137)

NOTE 5 - SUBSEQUENT EVENTS

On July 28, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC ("Atlas Energy"), filed a registration statement with the Securities and Exchange Commission for an initial public offering of $5,750,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our managing general partner, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

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

General

We were formed as a Pennsylvania limited partnership on July 27, 2000, with Atlas Resources, LLC. as our managing general partner, to drill natural gas development wells. We have no employees and rely on our managing general partner for management which, in turn relies on its parent company, Atlas America, Inc. for administrative services.

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners L.P.'s gas gathering system, which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner ("MGP") was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP, and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Production revenues (in thousands):
Gas	$491	$557	$1,263	$1,221
Oil	$32	$32	$50	$46
Total	$523	$589	$1,313	$1,267

Production volumes:
Gas (mcf/day) (2)	622	885	731	960
Oil (bbls/day) (2)	6	7	4	5
Total (mcfe/day) (2)	658	927	755	990

Average sales prices:
Gas (per mcf) (1) (2)	$8.67	$6.92	$9.55	$7.03
Oil (per bbl) (2)	$61.57	$49.30	$61.24	$47.73

Average production costs:
As a percent of sales	29%	19%	22%	17%
Per mcfe (2)	$2.55	$1.32	$2.11	$1.23

Depletion per mcfe	$.92	$2.24	$1.07	$2.15
_________________

(1)	The average sales price per mcf before the effects of hedging was $8.69 for the six months ended June 30, 2006. There was no hedging in the period ended June 30, 2005.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $490,600 and $556,900 for the three months ended June 30, 2006 and 2005, respectively, resulting in a decrease of $66,300 (12%). This decrease was due to a decrease in production volumes to 622 mcf per day for the three months ended June 30, 2006 from 885 mcf per day for the three months ended June 30, 2005, a decrease of 263 mcf per day (30%), partially offset by an increase in the average sales price we received for our natural gas to $8.67 for the three months ended June 30, 2006 as compared to $6.92 for the three months ended June 30, 2005, an increase of $1.75 per mcf (25%). The $66,300 decrease in gas revenue for the three months ended June 30, 2006 as compared to the prior year similar period was attributable to a $165,700 decrease in production volumes, partially offset by a $99,400 increase in natural gas sale prices.

Our natural gas revenues were $1,263,600 and $1,220,900 for the six months ended June 30, 2006 and 2005, respectively, resulting in an increase of $42,700 (3%). This increase was due to an increase in the average sales price to $9.55 for the six months ended June 30, 2006 as compared to $7.03 for the six months ended June 30, 2005, an increase of $2.52 per mcf (36%), partially offset by a decrease in production volumes to 731 mcf per day for the six months ended June 30, 2006 from 960 mcf per day for the six months ended June 30, 2005, a decrease of 229 mcf per day (24%). The $42,700 increase in gas revenue for the six months ended June 30, 2006 as compared to the prior year similar period was attributable to a $333,700 increase in natural gas sale prices, partially offset by a $291,000 decrease in production volumes.

The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

Oil Revenues. The Partnership drills wells primarily to produce natural gas, rather than oil, but there is some oil production. The Partnership’s oil revenues were $32,200 and $32,000 for the three months ended June 30, 2006 and 2005, respectively, an increase of $200 (1%) and $49,700 and $46,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of $3,700 (8%). These increases resulted from a 25% and 28% increase in the average sales price for the three and six months ended June 30, 2006, respectively, partially offset by decreases of 19% and 16% in production volumes for the three and six months ended June 30, 2006, respectively. The $3,700 increase in oil revenues for the six months ended June 30, 2006 as compared to the prior year similar period was attributable to $11,000 in price increases, which are driven by market conditions, partially offset by $7,300 attributable to volume decrease.

Expenses. Production expenses were $152,500 and $111,400 for the three months ended June 30, 2006 and 2005, respectively, an increase of $41,100 (37%). Production expenses were $289,500 and $220,100 for the six months ended June 30, 2006 and 2005, respectively, an increase of $69,400 (32%). These increases were primarily attributable to increases in transportation fees and variable expenses.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 11% and 32% in the three months ended June 30, 2006 and 2005, respectively, and 11% and 30% for the six months ended June 30, 2006 and 2005, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2006 and 2005 were $30,600 and $32,400, respectively, a decrease of $1,800 (6%). For the six months ended June 30, 2006 and 2005 these expenses were $56,400 and $59,100, respectively, a decrease of $2,700 (5%). These expenses include outside costs for services as well as the monthly administrative fee charged by our managing general partner. These decreases were primarily due to lower outside fees for services charged as compared to the prior year similar period.

Liquidity and Capital Resources. Cash provided by operating activities increased $117,400 in the six months ended June 30, 2006 to $1,358,400 compared to $1,241,000 for the six months ended June 30, 2005. This increase was primarily due to an increase in net earnings and decreases in accounts receivable-affiliate and depletion for the current period as compared to the prior year similar period.

Cash used in financing activities increased $215,500 during the six months ended June 30, 2006 to $1,311,000 from $1,095,500 for the six months ended June 30, 2005. This was entirely due to higher distributions to the partners as a result of an increase in net earnings.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes in our internal controls or in other factors that could significantly affect controls in the second quarter and subsequent to the date of their evaluation.

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

Atlas America Public #9 Ltd.

Atlas Resources, LLC, Managing General Partner

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 14, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer