Form 10QSB
period 2006-09-30
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2006-11-14
CIK 1121745

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three and Nine months ended September 30, 2006 and 2005
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Nine months ended September 30, 2006
	(Unaudited)	5

	Statements of Cash Flows for the Nine months ended September 30, 2006 and 2005
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	12-16

Item 3:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	16

SIGNATURES		17

CERTIFICATIONS		18-21

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #9 LTD.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$182,100	$374,000
Accounts receivable-affiliate	732,800	883,700
Hedge receivable short-term-affiliate	287,700	39,400
Total current assets	1,202,600	1,297,100

Oil and gas properties, net	8,708,900	8,946,500

Hedge receivable long-term-affiliate	307,800	―
	$10,219,300	$10,243,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$14,500	$21,400
Hedge liability short-term-affiliate	―	3,900
Total current liabilities	14,500	25,300

Asset retirement obligation	592,900	567,300
Hedge liability long-term-affiliate	29,500	172,200

Partners’ capital:
Managing general partner	2,687,100	2,844,900
Limited partners (1,500 units)	6,329,300	6,770,600
Accumulated comprehensive income (loss)	566,000	(136,700)
	9,582,400	9,478,800
	$10,219,300	$10,243,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Natural gas and oil sales	$665,800	$640,100	$1,979,000	$1,907,000
Interest income	4,000	800	8,300	2,400
Total revenues	669,800	640,900	1,987,300	1,909,400

COSTS AND EXPENSES:
Production expenses	159,800	107,000	449,300	327,100
Depletion	90,500	202,700	237,600	588,600
Accretion of asset retirement obligation	8,600	7,100	25,600	21,300
General and administrative expenses	24,000	30,200	80,400	89,300
Total expenses	282,900	347,000	792,900	1,026,300
Net earnings	$386,900	$293,900	$1,194,400	$883,100

Allocation of net earnings:
Managing general partner	$143,400	$86,200	$439,900	$258,600
Limited partners	$243,500	$207,700	$754,500	$624,500
Net earnings per limited partnership unit	$162	$138	$503	$416

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED September 30, 2006
(Unaudited)

	Managing		Accumulated
	General	Limited	Comprehensive
	Partner	Partners	(Loss)/Income	Total

Balance at January 1, 2006	$2,844,900	$6,770,600	$(136,700)	$9,478,800

Participation in revenues and expenses:
Net production revenues	543,000	986,700	―	1,529,700
Interest income	3,000	5,300	―	8,300
Depletion	(68,500)	(169,100)	―	(237,600)
Accretion of asset retirement obligation	(9,100)	(16,500)	―	(25,600)
General and administrative	(28,500)	(51,900)	―	(80,400)
Net earnings	439,900	754,500	―	1,194,400

Other comprehensive income	―	―	702,700	702,700

Distributions to partners	(597,700)	(1,195,800)	―	(1,793,500)

Balance at September 30, 2006	$2,687,100	$6,329,300	$566,000	$9,582,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,194,400	$883,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	237,600	588,600
Accretion of asset retirement obligation	25,600	21,300
Decrease in accounts receivable - affiliate	150,900	246,500
Decrease in accrued liabilities	(6,900)	(3,200)
Net cash provided by operating activities	1,601,600	1,736,300

Cash flows from investing activities:
Proceeds from asset sales	―	4,400
Net cash provided by investing activities	―	4,400

Cash flows from financing activities:
Distributions to partners	(1,793,500)	(1,574,700)
Net cash used in financing activities	(1,793,500)	(1,574,700)

Net (decrease) increase in cash and cash equivalents	(191,900)	166,000
Cash and cash equivalents at beginning of period	374,000	189,300
Cash and cash equivalents at end of period	$182,100	$355,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #9 Ltd. (the “Partnership”) as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner (“MGP”) was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as the Partnership’s MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 16.9%, in its newly-formed subsidiary.

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

Recently Issued Financial Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Receivables

In evaluating the need for an allowance for possible losses, our MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At September 30, 2006 our MGP‘s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $404,900 at September 30, 2006 and $626,400 at December 31, 2005, respectively, which are included in Accounts receivable-affiliate on its Balance Sheets.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties accordance with SFAS 143, Accounting for Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months		Nine Months
	2006	2005	2006	2005

Asset retirement obligation at beginning of period	$584,300	$488,100	$567,300	$473,900
Accretion expense	8,600	7,100	25,600	21,300
Total asset retirement obligation at end of period	$592,900	$495,200	$592,900	$495,200

The above accretion expense is included in the Partnership’s statements of operations.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At September 30, 2006, the Partnership had $185,400 in deposits at one bank of which $85,400 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $376,000 in deposits of which $276,000 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$261,000	$261,000
Wells and related equipment	18,458,000	18,458,000
	18,719,000	18,719,000
Accumulated depletion	(10,010,100)	(9,772,500)
	$8,708,900	$8,946,500

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred for the three months ended September 30, 2006 and 2005 were $17,100 and $17,400, respectively; and $51,200 and $52,300 for the nine months ended September 30, 2006 and 2005, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $311 per well per month for operating and maintaining wells. Well supervision fees incurred for the three months ended September 30, 2006 and 2005 were $79,400 and $63,900, respectively; and $209,900 and $191,900 for the nine months ended September 30, 2006 and 2005, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are payable at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred for the three months ended September 30, 2006 and 2005 were $52,000 and $24,000, respectively; and $168,700 and $71,000 for the nine months ended September 30, 2006 and 2005, respectively.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from the MGP.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net earnings	$386,900	$293,900	$1,194,400	$883,100
Other comprehensive income:
Unrealized holding gain on hedging contracts	531,300	―	865,900	―
Less: reclassification adjustment for gains
realized in net earnings	(63,200)	―	(163,200)	―
Total other comprehensive income	468,100	―	702,700
Comprehensive income	$855,000	$293,900	$1,897,100	$883,100

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the limited partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the limited partners. Since inception of the program, the MGP has not been required to subordinate any of its revenues to the limited partners.

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

The Partnership formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. The Partnership assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the balance sheet as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as accumulated other comprehensive income (loss) and recognized within the statements of operations in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

At September 30, 2006, Atlas America, Inc. had open natural gas futures contracts allocated to the Partnership related to natural gas sales covering 545,400 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.85 per Dth. There were no open hedge contracts at September 30, 2005. At September 30, 2006, the Partnership reflected net hedging assets on its balance sheet of $566,000. Of the $566,000 net income in accumulated other comprehensive income (loss) at September 30, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $287,700 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $278,300 of net gains will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $63,200 and $163,200 for the three and nine months ended September 30, 2006, respectively, within its statement of operations related to the settlement of qualifying hedge instruments. The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2006 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

As of September 30, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed-Price Swaps

Twelve Month		Average	Fair Value
Production Period	Volumes	Fixed Price	Asset (2)
Ended September 30,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	144,600	$9.26	$288
2008	209,400	8.75	142
2009	156,600	8.65	112
2010	34,800	8.61	24

Total Asset			$566

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	September 30, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$596	$596	$39	$39
	$596	$596	$39	$39
Liabilities
Derivative instruments	$(30)	$(30)	$(176)	$(176)
	$566	$566	$(137)	$(137)

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 5 - SUBSEQUENT EVENT

On November 1, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC (“Atlas Energy”), filed a second amendment to its registration statement with the Securities and Exchange Commission for an initial public offering of 6,075,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our MGP, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

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

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner or MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on our financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 16.9%, in its newly-formed subsidiary.

Results of Operations

The following table sets forth information relating to our production revenues and expenses during the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Production revenues (in thousands):
Gas	$622	$597	$1,885	$1,818
Oil	$44	$43	$94	$89
Total	$666	$640	$1,979	$1,907

Production volumes:
Gas (mcf/day) (2)	788	934	750	951
Oil (bbls/day) (2)	7	8	5	6
Total (mcfe/day) (2)	830	982	780	987

Average sales prices:
Gas (per mcf) (1) (2)	$8.58	$6.94	$9.21	$7.00
Oil (per bbl) (2)	$65.93	$55.66	$63.37	$51.27

Average production costs:
As a percent of sales	24%	17%	23%	17%
Per mcfe (2)	$2.09	$1.18	$2.10	$1.21

Depletion per mcfe	$1.18	$2.24	$1.11	$2.18
_________________

(1)
The average sales price per mcf before the effects of hedging was $7.70 and $8.34 for the three and nine months ended September 30, 2006, respectively. There were no hedging transactions in the three and nine months ended September 30, 2005.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $621,400 and $596,800 for the three months ended September 30, 2006 and 2005, respectively, resulting in an increase of $24,600 (4%). This increase was due to an increase in the average sales price we received for our natural gas to $8.58 for the three months ended September 30, 2006 as compared to $6.94 for the three months ended September 30, 2005, an increase of $1.64 per mcf (24%), partially offset by a decrease in production volumes to 788 mcf per day for the three months ended September 30, 2006 from 934 mcf per day for the three months ended September 30, 2005, a decrease of 146 mcf per day (16%). The $24,600 increase in gas revenue for the three months ended September 30, 2006 as compared to the prior year similar period was attributable to a $118,200 increase in natural gas sale prices, partially offset by a $93,600 decrease in production volumes.

Our natural gas revenues were $1,884,900 and $1,817,700 for the nine months ended September 30, 2006 and 2005, respectively, resulting in an increase of $67,200 (4%). This increase was due to an increase in the average sales price to $9.21 for the nine months ended September 30, 2006 as compared to $7.00 for the nine months ended September 30, 2005, an increase of $2.21 per mcf (32%), partially offset by a decrease in production volumes to 750 mcf per day for the nine months ended September 30, 2006 from 951 mcf per day for the nine months ended September 30, 2005, a decrease of 201 mcf per day (21%). The $67,200 increase in gas revenue for the nine months ended September 30, 2006 as compared to the prior year similar period was attributable to a $451,500 increase in natural gas sale prices, partially offset by a $384,300 decrease in production volumes.

The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production. Our oil revenues were $44,400 and $43,200 for the three months ended September 30, 2006 and 2005, respectively, an increase of $1,200 (3%) and $94,100 and $89,200 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $4,900 (5%). These increases resulted from a 18% and 24% increase in the average sales price for the three and nine months ended September 30, 2006, respectively, partially offset by decreases of 13% and 15% in production volumes for the three and nine months ended September 30, 2006, respectively. The $4,900 increase in oil revenues for the nine months ended September 30, 2006 as compared to the prior year similar period was attributable to $18,000 in price increases, which are driven by market conditions, partially offset by $13,100 attributable to volume decreases.

Expenses. Production expenses were $159,800 and $107,000 for the three months ended September 30, 2006 and 2005, respectively, an increase of $52,800 (49%). Production expenses were $449,300 and $327,100 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $122,200 (37%). These increases were primarily due to an increase in operating fees and transportation fees that had rates ranging from $.29-$.35 per mcf to 10% of the natural gas sales price.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 14% and 32% in the three months ended September 30, 2006 and 2005, respectively, and 12% and 31% for the nine months ended September 30, 2006 and 2005, respectively. These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2006 and 2005 were $24,000 and $30,200, respectively, a decrease of $6,200 (21%). For the nine months ended September 30, 2006 and 2005 these expenses were $80,400 and $89,300, respectively, a decrease of $8,900 (10%). These expenses include outside costs for services as well as the monthly administrative fee charged by our MGP. These decreases were primarily due to lower outside fees for services charged as compared to the prior year similar period.

Liquidity and Capital Resources. Cash provided by operating activities decreased $134,700 in the nine months ended September 30, 2006 to $1,601,600 compared to $1,736,300 for the nine months ended September 30, 2005. This decrease was primarily due to a decrease in accounts receivable-affiliate partially offset by an increase in net earnings for the current period as compared to the prior year similar period.

Cash used in financing activities increased $218,800 during the nine months ended September 30, 2006 to $1,793,500 from $1,574,700 for the nine months ended September 30, 2005. This was entirely due to higher distributions to the partners as a result of an increase in net earnings.

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our MGP may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

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

Recently Issued Financial Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our MGP’s management, including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Atlas America Public #9 Ltd.

Atlas Resources, LLC, Managing General Partner

Date: November 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 14, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer