Form 10KSB
period 2007-12-31
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2008-03-28
CIK 1121745

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑

State issuer’s revenues for its most recent fiscal year $2,348,600

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO ANNUAL REPORT
ON FORM 10-KSB

PART I		PAGE

Item 1:	Description of Business	3-5

Item 2:	Description of Properties	5-9

Item 3:	Legal Proceedings	9

Item 4:	Submission of Matters to a Vote of Security Holders	9

PART II

Item 5:	Market for Registrant’s Common Equity and Related Security Holder Matters	9-10

Item 6:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	10-15

Item 7:	Financial Statements	16-32

Item 8:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32

Item 8A:	Controls and Procedures	32-33

Item 8B:	Other Information	33

PART III

Item 9:	Directors, Executive Officers and Significant Employees, Compliance with Section (16a)
	of the Exchange Act	33-35

Item 10:	Executive Compensation	35

Item 11:	Security Ownership of Certain Beneficial Owners and Management	36

Item 12:	Certain Relationships and Related Party Transactions	36

Item 13:	Exhibits	37

Item 14:	Principal Accountant Fees and Services	37

SIGNATURES		38

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General.  We were formed as a Pennsylvania limited partnership on July 27, 2000, with Atlas Resources, Inc. as our Managing General Partner, or MGP, to drill natural gas development wells.  We have no employees and rely on our MGP for management which, in turn relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), or Atlas Energy, for administrative services.  See Item 9 “Directors, Executive Officers and Significant Employees, Compliance with Section 16 (a) of the Exchange Act.”

We received total cash subscriptions from investors of $14,905,500 which were paid to our MGP acting as operator and general drilling contractor under the drilling and operating agreements.  Our MGP contributed all of our oil and gas leases, paid and/or contributed services towards all of our syndication and offering costs and paid 100% of the tangible (“equipment”) costs of drilling and completing our wells for a total capital contribution to us of $6,256,300.  We drilled and completed a total of 78.75 net developmental wells to the Clinton/Medina and Upper Devonian Sandstones geological formation in Pennsylvania and Ohio.

Atlas Resources Inc. Merged into Atlas Resources, LLC.  In March 2006, our MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy a newly-formed subsidiary of Atlas America, Inc., or Atlas America. Atlas Resources, LLC serves as our MGP.

Public Offering of Atlas Energy.  In December 2006, Atlas America contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy.  Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.4% ownership interest at that moment, in an initial public offering at a price of $21.00 per unit.  The net proceeds of approximately $139.9 million, after underwriting discounts and commissions, were distributed to Atlas America.

Atlas Energy is a limited liability company focused on the development and production of natural gas and, to a lesser extent, oil in northern Michigan's Antrim Shale and the Appalachian Basin region of the United States of America.  Atlas Energy is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it coinvests to finance the exploitation and development of its acreage. Atlas Energy is managed by Atlas Energy Management, Inc., through which Atlas America provides Atlas Energy with the personnel necessary to manage its assets and raise capital.

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

Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production.  We pay our MGP a monthly well supervision fee of $324 per well, as outlined in our drilling and operating agreement.  This well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of natural gas and, to a lesser extent, oil, such as:

•	well tending, routine maintenance and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparing reports to us and to government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal.  If these expenses are incurred, we will pay at cost for third-party services, materials, and a reasonable charge for services performed directly by our MGP or its affiliates.  Also, beginning three years after each of our wells has been placed into production our MGP, as operator, may retain $200 per month per well to cover our estimated future plugging and abandonment costs.  As of December 31, 2007 our MGP had not withheld any funds for this purpose.

Markets and Competition.  The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, import of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities.  Our MGP is responsible for selling our natural gas production.  Our natural gas is sold as discussed in Item 2, “Description of Properties – Delivery Commitments.”  During 2007 and 2006, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production.

While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.  See Item 2, “Description of Properties – Delivery Commitments” regarding the marketing of our natural gas and oil.

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

Additionally, our MGP will provide copies of any of these reports to you without charge.  Such requests should be made to:

Atlas America Public #9 LTD.
Westpointe Corporate Center One
1550 Coraopolis Heights Road, 2nd Floor
Moon Township, PA 15108

ITEM 2.  DESCRIPTION OF PROPERTIES

Drilling Activity.  For the years ended December 31, 2007 and 2006, we did not drill any wells nor do we expect to do so in future years.

Summary of Producing Wells.  The table below shows the number of our producing gross and net wells at December 31, 2007 in which we have a working interest; all wells are located in the Appalachian Basin.

	Number of Producing Wells
	Gross	Net
Gas	77	72.75
Oil	4	4.00
Total	81	76.75

Production.  The following table shows the quantities of natural gas and oil we produced (net to our interest), our average sales price, and our average production (lifting) cost per equivalent unit of production for the periods indicated.

					Average
Year					Production Cost
Ended	Production		Average Sales Price		(Lifting Cost)
December 31,	Oil (bbls) (1)	Gas (mcf) (1)	per bbl (1)	per mcf (1)	per mcfe (1) (2)
2007	1,800	246,700	$65.98	$9.02	$2.57
2006	2,000	271,400	$61.46	$9.03	$2.10

(1)	“Mcf” means one thousand cubic feet of natural gas. “Mcfe” means a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel (“bbl”).
(2)	Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, production taxes, insurance and gathering charges.

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

	December 31,
	2007	2006

Natural gas (per mcf)	$7.64	$6.43
Oil (per bbl)	90.37	57.25

Reserve estimates are imprecise and may change as additional information becomes available.  Furthermore, estimates of natural gas and oil reserves are projections based on engineering data.  There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production.  Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.  Reserve reports of other engineers might differ from the reports of Wright & Company, our consultants.  The results of drilling, testing and production of a well subsequent to the date of the reserve estimate for the well may justify revising the estimate of the well’s reserves in the future.  Also, future prices we receive from the sale of natural gas and oil may be different from those estimated by Wright & Company in preparing the reserve reports.  The amounts and timing of future operating costs also may differ from those we estimated.  In addition, you should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas and oil properties.  PV-10 values are based on projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses.  The meaningfulness of these estimates depends on the accuracy of the assumptions on which they were based.  The downward revision of oil and gas reserves reflected production results that occurred during 2007 and used historical field level and historical decline curves for the year ended December 31, 2007. This decline was somewhat offset by the increase in the average price of natural gas of (19%) and the average price of oil of (58%) for the year ended December 31, 2007.

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

	At December 31,
	2007	2006
Natural gas reserves – Proved Reserves (Mcf) (1)(4):
Proved developed reserves (2)	2,764,300	3,193,300
Total proved reserves of natural gas	2,764,300	3,193,300

Oil reserves: - Proved Reserves (Bbl)(1)(4):
Proved developed reserves (2)	18,100	19,300
Total proved reserves of oil	18,100	19,300
Total proved reserves (Mcfe)	2,872,900	3,309,100

PV-10 estimate of cash flows of proved reserves (3)(4):
Proved developed reserves	$6,302,200	$6,247,300
Total PV-10 estimate	$6,302,200	$6,247,300
PV-10 estimate per limited partner unit (5)	$2,710	$2,957
Undiscounted estimate per limited partner unit (5)	$4,899	$5,362

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

Acreage.  The table below shows, by state, the estimated acres of developed oil and gas acreage in which we had an interest at December 31, 2007.  There was no undeveloped acreage at December 31, 2007.

	Developed Acreage
Location	Gross (1)	Net (2)

Pennsylvania	1,824.60	1,791.45
Ohio	1,006.64	933.32
Total	2,831.24	2,724.77

(1)	A “gross” acre is an acre in which we own a working interest.
(2)	A “net” acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.

Delivery Commitments.  Atlas Energy and its affiliates, have a natural gas supply agreement with Hess Corporation for a 10-year term which began on April 1, 1999.  The agreement was formerly with First Energy Solutions Corporation and was acquired by Hess Corporation in 2005. For the next 12 months our MGP anticipates that approximately 26% of our gas will be sold through this agreement with Hess Corporation.  Atlas Energy markets the remainder of its natural gas, which is principally located in the Fayette County, PA area, primarily to UGI Energy Services, Inc., South Jersey Resources Group, LLC and to our other third-party natural gas purchasers or marketers.

The pricing arrangements with Hess Corporation, UGI Energy Services, Inc. and other third-party gas purchasers or marketers are tied to the New York Mercantile Exchange Commissions or NYMEX monthly futures contract price. The total price received for our gas is a combination of the monthly NYMEX futures price plus a basis adjustment.  For example, the NYMEX futures price is the base price and there is an additional premium paid, because of the location of the gas (the Appalachian Basin) in relation to the gas market, which is referred to as the “basis.”

Pricing for natural gas and oil has been volatile and uncertain for many years.  The agreements with Hess Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers also permit Atlas Energy and its affiliates to implement gas forward sales transactions through those companies. Hess Corporation, UGI Energy Services, Inc. and the other third-party purchasers or marketers also use  NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to Atlas Energy which then makes those arrangements available to us and its other partnerships.  The price paid by Hess Corporation, UGI Energy Services, Inc. and any other third-party purchasers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market price.  Also, Atlas Energy's hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by Atlas Energy are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to six years in the future.  The overall portion of our natural gas portfolio that is hedged changes from time to time.  As of December 31, 2007, Atlas Energy had allocated financial derivatives to us of  approximately 75% of our expected production for the twelve months ending December 31, 2008.

To assure that all financial instruments will be used solely for hedging price risks, and not for speculative purposes, Atlas Energy has established a committee to assure that all financial trading is done in compliance with Atlas Energy’s hedging policies and procedures.  Atlas Energy does not intend to contract for positions that it cannot offset with actual production.

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

Holders.  As of December 31, 2007, we had 537 unit holders.

Distributions.  Our MGP reviews our accounts quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any.  We distribute those funds, which our MGP determines are not necessary for us to retain, to our partners.  We will not advance or borrow funds for purposes of making distributions.

The determination of our revenues and costs is made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our MGP may only be made in conjunction with distributions to our limited partners.

During the years ended December 31, 2007 and 2006, we distributed the following:

• $1,095,600 and $1,503,300 to our limited partners; and
• $603,000 and $767,000 to our managing general partner.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

This Item 6 “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” should be read in conjunction with Item 7 “Financial Statements” and the “Notes to Financial Statements”.

General. We were formed as a Pennsylvania limited partnership on July 27, 2000, with Atlas Resources, Inc. as our Managing General Partner, or MGP, to drill natural gas developmental wells.  We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce at which time they will be plugged and abandoned or sold.  No other wells will be drilled and no additional funds will be required for drilling.

Atlas Resources Inc. Merged into Atlas Resources, LLC.  In March 2006, our MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, (NYSE:ATN), or Atlas Energy, a newly-formed subsidiary of Atlas America, Inc., or Atlas America. Atlas Resources, LLC now serves as our MGP.

Public Offering of Atlas Energy.  In December 2006, Atlas America contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy Resources, LLC.  Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.4% ownership interest at that moment, in an initial public offering at a price of $21.00 per unit.  The net proceeds of approximately $139.9 million, after underwriting discounts and commissions, were distributed to Atlas America.

Atlas Energy is a limited liability company focused on the development and production of natural gas and, to a lesser extent, oil in northern Michigan's Antrim Shale and the Appalachian Basin region of the United States of America. Atlas Energy is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it coinvests to finance the exploitation and development of its acreage. Atlas Energy is managed by Atlas Energy Management, Inc., through which Atlas America provides Atlas Energy with personnel necessary to manage its assets and raise capital.

Results of Operations.  The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Years Ended December 31,
	2007	2006
Production revenues (in thousands):
Gas	$2,225	$2,451
Oil	$116	$123
Total	$2,341	$2,574
Production volumes:
Gas (mcf/day) (2)	676	743
Oil (bbls/day) (2)	5	5
Total (mcfe/day) (2)	706	773
Average sales price:
Gas (per mcf) (1) (2)	$9.02	$9.03
Oil (per bbl) (2)	$65.98	$61.46
Average production costs:
As a percent of sales	28%	23%
Per mcfe (2)	$2.57	$2.10
Depletion per mcfe	$1.94	$1.25

(1)	The average sales price per mcf before the effects of hedging was $7.80 and $8.13 for the years ended December 31, 2007 and 2006, respectively.
(2)	“Mcf” means thousand cubic feet; “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcf's to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $2,225,100 and $2,451,200 for the years ended December 31, 2007 and 2006, respectively, a decrease of $226,100 (9%).  This decrease was due to a decrease in production volumes to 676 mcf per day for the year ended December 31, 2007 from 743 mcf per day for the year ended December 31, 2006, a decrease of 67 mcf per day (9%) and a decrease in the average sales price we received for our natural gas to $9.02 per mcf for the year ended December 31, 2007 from $9.03 per mcf for the year ended December 31, 2006, a decrease of $.01 per mcf (.11%). The $226,100 decrease in gas revenues resulted from a $223,300 reduction in production volumes and a $2,800 decrease in natural gas sales prices. The overall decrease in gas production volumes resulted primarily from the normal production decline inherent in the life of a well.

The price we receive for our natural gas is primarily a result of the index driven agreement with Hess Corporation and UGI Energy Services, Inc., and our other natural gas purchasers.  See Item 2 “Description of Properties Delivery Commitments.”  Thus, the price we receive for our natural gas may vary significantly each month as the underlying index changes in response to market conditions.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $115,800 and $122,500 for the years ended December 31, 2007 and 2006, respectively, a decrease of $6,700 (5%).  This decrease was due to a decrease in the production volumes to 4.81 bbl per day for the year ended December 31, 2007 from 5.46 bbl per day for the year ended December 31, 2006, a decrease of .65 bbl per day (12%), partially offset by an increase in the average sales price we received for our oil to $65.98 for the year ended December 31, 2007 as compared to $61.46 for the year ended December 31, 2006, an increase of $4.52 per bbl (7%). The $6,700 decrease in oil revenue for the year ended December 31, 2007 as compared to the prior year similar period was attributable to a $14,600 decrease in production volumes, partially offset by a $7,900 increase in oil prices.

Expenses.  Production expenses were $660,600 and $595,000 for the years ended December 31, 2007 and 2006, respectively, an increase of $65,600 (11%).  This increase was primarily due to an increase in transportation rates and supervision fees for the years ended December 31, 2007 as compared to 2006.

Depletion of our oil and gas properties as a percentage of oil and gas revenues was 21% for the year ended December 31, 2007 as compared to 14% for the year ended December 31, 2006. This percentage change is directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.

General and Administrative expenses were $123,400 and $109,700 for the years ended December 31, 2007 and 2006, respectively, an increase of $13,700 (12%). These expenses include outside costs for services as well as the monthly administrative fee charged by our MGP. This increase was primarily due to higher audit and outside fees charged for services compared to the prior year similar period.

Liquidity and Capital Resources.  Cash provided by operating activities decreased $598,500 for the year ended December 31, 2007 to $1,630,100 as compared to $2,228,600 for the year ended December 31, 2006.  This decrease was primarily due to decreases in net earnings before depletion and accretion of $314,300 and a decrease in accounts receivable-affiliate of $287,900.

Cash used in financing activities decreased $571,700 to $1,698,600 for the year ended December 31, 2007 from $2,270,300 for the year ended December 31, 2006.  This decrease was due to lower distributions as a result of a decrease in net cash flow.

The  MGP may withhold funds for future plugging and abandonment costs.  Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us.  The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We believe that our future cash flows from operations and amounts available from borrowings from our MGP or its affiliates, if any, will be adequate to fund our operations.

Critical Accounting Policies. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an ongoing basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion, impairment of long-lived assets, and certain accrued receivables and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable and Allowance for Possible Losses. The MGP engages in credit extension, monitoring, and collection. In evaluating our allowance for possible losses, the MGP performs ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of our customer’s credit information. The MGP extends credit on an unsecured basis to many of our energy customers. At December 31, 2007 and 2006 our credit evaluation indicated that the MGP has no need for an allowance for possible losses for our oil and gas receivables.

 Impairment of Oil and Gas Properties. We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values.  We estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period.  The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.  Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties.  There was no impairment charge for years ended December 31, 2007 or 2006.

Derivative Instruments.  We apply the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133. SFAS 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. See Note 8 on our financial statements.

           Atlas Energy on our behalf from time to time enters into natural gas future option contracts and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

Atlas Energy, on our behalf formally documents all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions.  This includes matching the natural gas futures and options contracts to the forecasted transactions.  Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items.  Historically these contracts have qualified and were designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX.  Such gains and losses are charged or credited to Accumulated Other Comprehensive Income (Loss). Realized gains and losses are recognized as a component of gas production revenues in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, we will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At December 31, 2007, Atlas Energy had allocated open natural gas futures contracts to us related to natural gas sales covering 586,000 dekatherms (“Dth”) (net to us) of natural gas, maturing through December 31, 2012 at an average settlement price of $8.18 per Dth. At December 31, 2007, we reflected a net hedge liability on our Balance Sheets of $57,200.  Of the $57,200 net loss in Accumulated Other Comprehensive Income (Loss) at December 31, 2007, if the fair values of the instruments remain at current market values, we will reclassify $148,200 of net gain to our Statements of Net Earnings over the next twelve month period as these contracts expire, and $205,400 of net loss in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes. We realized gains of $302,300 and $229,300 for the years ended December 31, 2007 and 2006 in our oil and gas revenues within our Statements of Net Earnings related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. We recognized no gains or losses during the years ended December 31, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of December 31, 2007, Atlas Energy had allocated to us the following natural gas hedged volumes:

Fixed Price Swaps
	Twelve Month		Average	Fair Value
	Period Ending	Volumes	Fixed Price	Asset/
	December 31,	(per MMBTU)(1)	(per MMBTU)	(Liability)(2)

	2008	163,500	$8.69	$144,500
	2009	158,600	8.31	(27,800)
	2010	90,800	7.61	(79,300)
	2011	48,400	7.37	(48,700)
				$(11,300)

Costless Collars

	Twelve Month			Average	Fair Value
	Period Ending	Option	Volumes	Floor & Cap	Asset/
	December 31,	Type	(per MMBTU) (1)	(per MMBTU)	(Liability) (2)

	2008	Puts purchased	15,700	$7.50	$3,700
	2008	Calls sold	15,700	9.40	—
	2010	Puts purchased	29,100	7.75	—
	2010	Calls sold	29,100	8.75	(9,600)
	2011	Puts purchased	72,700	7.50	—
	2011	Calls sold	72,700	8.45	(35,300)
	2012	Puts purchased	7,200	7.00	—
	2012	Calls sold	7,200	8.37	(4,700)
					$(45,900)

				Net Liability	$(57,200)

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

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

Asset Retirement Obligations. On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our natural gas and oil-producing properties.  We also estimate the salvage value of our equipment that we can recover upon abandonment.  We comply with SFAS 143, as discussed in Note 3 to our Financial Statements. As of December 31, 2007 and 2006, our estimate of salvage values was greater than, or equal to, our estimate of the costs of future dismantlement, restoration, reclamation and abandonment.  A decrease in salvage values or an increase in dismantlement restoration, reclamation and abandonment costs from those we have estimated, or changes in our estimates or costs, would reduce our net earnings.

Off-Balance Sheet Arrangements.  We have no financial statement risk, or any Off-Balance Sheet Arrangements or contractual obligations.

Recently Issued Financial Accounting Standards.  In April 2007, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, or FIN 39-1.  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 was effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FIN 39-1 to have a significant impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Statement was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a significant impact on our financial position or results of operations.

In September 2006, the FASB, issued SFAS No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued Final FASB Staff Position, or FSP No. FAS 157-2, the FSP, which was effective upon issuance, delays the effective date of SFAS 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The FSP also covers interim periods within the fiscal years for items within the scope of this FSP. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. We do not expect the adoption of SFAS 157 to have a significant impact on our financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Atlas America Public #9 Ltd.

We have audited the accompanying balance sheets of Atlas America Public #9 Ltd. (a Pennsylvania Limited Partnership) as of December 31, 2007 and 2006, and the related statements of net earnings, comprehensive income, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #9 Ltd. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 28, 2008

ATLAS AMERICA PUBLIC #9 LTD.
BALANCE SHEETS
DECEMBER 31,

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$263,800	$332,300
Accounts receivable-affiliate	465,400	530,600
Short-term hedge receivable due from affiliate	151,800	376,600
Total current assets	881,000	1,239,500

Oil and gas properties net	8,109,700	8,620,900
Long-term hedge receivable due from affiliate	22,700	325,100
	$9,013,400	$10,185,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$18,300	$18,000
Short-term hedge liability due to affiliate	3,600	2,300
Total current liabilities	21,900	20,300

Asset retirement obligation	655,400	628,800
Long-term hedge liability due to affiliate	228,100	52,300

Partners’ capital:
Managing general partner	2,425,200	2,630,700
Limited partners (1,500 units)	5,740,000	6,206,300
Accumulated other comprehensive (loss) income	(57,200)	647,100
Total partners' capital	8,108,000	9,484,100
	$9,013,400	$10,185,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF NET EARNINGS
YEARS ENDED DECEMBER 31, 2007 and 2006

	2007	2006

REVENUES
Natural gas and oil	$2,340,900	$2,573,700
Interest income	7,700	9,900
Total revenues	2,348,600	2,583,600

COSTS AND EXPENSES
Production	660,600	595,000
Depletion	500,100	353,000
Accretion of asset retirement obligation	37,700	34,100
General and administrative	123,400	109,700
Total expenses	1,321,800	1,091,800
Net earnings	$1,026,800	$1,491,800

Allocation of net earnings:
Managing general partner	$397,500	$552,800
Limited partners	$629,300	$939,000
Net earnings per limited partnership unit	$420	$626

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2007 and 2006

	December 31,
	2007	2006

Net earnings	$1,026,800	$1,491,800
Other comprehensive (loss) income:
Unrealized holding (loss) gain on hedging contracts	(402,000)	1,013,100
Less: reclassification adjustment for gains
realized in net earnings	(302,300)	(229,300)
	(704,300)	783,800
Comprehensive income	$322,500	$2,275,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2007 and 2006

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	(Loss) Income	Total

Balance at December 31, 2005	$2,844,900	$6,770,600	$(136,700)	$9,478,800

Participation in revenue and expenses:
Net production revenues	702,400	1,276,300	—	1,978,700
Interest income	3,500	6,400	—	9,900
Depletion	(102,100)	(250,900)	—	(353,000)
Accretion of asset retirement obligation	(12,100)	(22,000)	—	(34,100)
General and administrative	(38,900)	(70,800)	—	(109,700)

Net earnings	552,800	939,000	—	1,491,800

Other comprehensive income	—	—	783,800	783,800

Distributions to partners	(767,000)	(1,503,300)	—	(2,270,300)

Balance at December 31, 2006	$2,630,700	$6,206,300	$647,100	$9,484,100

Participation in revenue and expenses:
Net production revenues	596,500	1,083,800	—	1,680,300
Interest income	2,700	5,000	—	7,700
Depletion	(144,500)	(355,600)	—	(500,100)
Accretion of asset retirement obligation	(13,400)	(24,300)	—	(37,700)
General and administrative	(43,800)	(79,600)	—	(123,400)

Net earnings	397,500	629,300	—	1,026,800

Other comprehensive loss	—	—	(704,300)	(704,300)

Distributions to partners	(603,000)	(1,095,600)	—	(1,698,600)

Balance at December 31, 2007	$2,425,200	$5,740,000	$(57,200)	$8,108,000

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net earnings	$1,026,800	$1,491,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	500,100	353,000
Accretion of asset retirement obligation	37,700	34,100
Decrease in accounts receivable-affiliate	65,200	353,100
Increase (decrease) in accrued liabilities	300	(3,400)
Net cash provided by operating activities	1,630,100	2,228,600

Cash flows from financing activities:
Distributions to partners	(1,698,600)	(2,270,300)
Net cash used in financing activities	(1,698,600)	(2,270,300)

Net decrease in cash and cash equivalents	(68,500)	(41,700)
Cash and cash equivalents at beginning of year	332,300	374,000
Cash and cash equivalents at end of year	$263,800	$332,300

Supplemental Schedule of non-cash investing and financing activities:

Asset retirement obligation revision	$(11,100)	$27,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – DESCRIPTION OF BUSINESS

Atlas America Public #9 Ltd. (the “Partnership”) is a Pennsylvania Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner (“MGP”) and Operator, and 536 Limited Partners.  The Partnership was formed on July 27, 2000 to drill and operate gas wells located primarily in western Pennsylvania and Ohio.  At December 31, 2007, the Partnership had various working interests in 84 gross wells.

In March 2006, Atlas Resources, Inc. the Partnership's MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas America, Inc.  Atlas Resources, LLC now serves as the Partnership's MGP.  In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil exploration and production assets to Atlas Energy Resources, LLC.

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

Reclassifications

Certain reclassifications have been made to the 2006 presentation to conform to the 2007 presentation.

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers.  At December 31, 2007 and 2006, the Partnership’s MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2007

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

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and its receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from its records and its estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $324,400 at December 31, 2007 and $369,100 at December 31, 2006, which are included in Accounts receivable – affiliate on the Partnership’s Balance Sheets.

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturities of these instruments.

For derivatives the carrying value approximates fair value because they have been marked to market.

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.  No cash was paid by the Partnership for interest or income taxes for the years ended December 31, 2007 and 2006.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents.  The Partnership places its temporary cash investments in deposits with high-quality financial institutions.  At December 31, 2007, the Partnership had $269,400 in deposits at one bank of which $169,400 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2006 the Partnership had $336,300 in deposits at one bank of which $236,300 was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such investments.

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
DECEMBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.  Oil and gas properties consist of the following at the dates indicated:

	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$261,000	$261,000
Wells and related equipment	18,474,300	18,485,400
	18,735,300	18,746,400

Accumulated depletion of oil and gas properties	(10,625,600)	(10,125,500)
	$8,109,700	$8,620,900

Oil and Gas Properties

The Partnership uses the successful efforts method of accounting for oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized.  Oil is converted to gas equivalent basis (“mcfe”) at the rate of one barrel equals 6 mcf.

The Partnership’s long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows.  The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and asset retirement obligation is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves.  The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates.  If the carrying value exceeds such undiscounted cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets.  The fair market value is determined as the present value of future net revenues from the production of proved reserves discounted using an annual discount rate of 9% in 2007 and 10% in 2006 and the 12 month NYMEX forward looking strip price for natural gas.  There was no impairment charge for the years ended December 31, 2007 and 2006.

Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion.  Upon the sale of an entire interest where the property had been assessed for impairment, a gain or loss is recognized in the Statements of Net Earnings.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation

The fair values of asset retirement obligations are recognized in the period they are incurred if a reasonable estimate of fair value can be made. Asset retirement obligations primarily relate to the abandonment of oil and gas producing properties and include costs to dismantle and relocate or dispose of production equipment, gathering systems, wells and related structures. Estimates are based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The Partnership does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined, see Note 3.

Environmental Matters

The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment.  The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 Accounting for Contingencies.  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated.  Atlas Energy maintains insurance that may cover in whole or in part certain environmental expenditures.  For the two years ended December 31, 2007, the Partnership had no environmental matters requiring specific disclosure or requiring recording of a liability.

Major Customers

The Partnership’s natural gas is sold under contract to various purchasers.  For the year ended December 31, 2007, sales to Hess Corporation, UGI Energy Services, Inc., and South Jersey Resources Group, LLC, accounted for 26%, 16% and 16%, respectively, of total revenues.  For the year ended December 31, 2006, sales to Hess Corporation and UGI Energy Services, Inc. accounted for 42% and 26%, respectively, of total revenues. No other customers accounted for 10% or more of total revenues for the years ended December 31, 2007 and 2006.

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
DECEMBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards

In April 2007, the Financial Accounting Standards Board ("FASB"), issued Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, ("FIN 39-1").  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 was effective for fiscal years beginning after November 15, 2007. The Partnership does not expect the adoption of FIN 39-1 to have a significant impact on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Partnership does not expect the adoption of SFAS 159 to have a significant impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued Final FASB Staff Position, or FSP No. ("FAS 157-2") the FSP, which was effective upon issuance, delays the effective date of SFAS 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, the FSP also covers interim period within the fiscal years for items within the scope of this FSP. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Partnership does not expect the adoption of SFAS 157 to have a significant impact on its financial position or results of operations.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2007

NOTE 3 – ASSET RETIREMENT OBLIGATION

The Partnership accounts for its estimated plugging and abandonment costs of its oil and gas properties in accordance with SFAS 143, Accounting for Asset Retirement Obligations and FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the years indicated are:

	Years Ended
	December 31,
	2007	2006

Asset retirement obligation at beginning of year	$628,800	$567,300
Revisions in estimates	(11,100)	27,400
Accretion expense	37,700	34,100
Total asset retirement obligation at end of year	$655,400	$628,800

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS

The MGP and the Limited Partners generally participate in revenues and costs in the following manner:

	Managing
	General	Limited
	Partner	Partners
Organization and offering costs	100%	0%
Lease costs	100%	0%
Revenues (1)	35.5%	64.5%
Operating costs, administrative costs, direct and all other costs (2)	35.5%	64.5%
Intangible drilling costs	0%	100%
Tangible equipment costs	100%	0%

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

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are at $75 per well per month.  Administrative costs incurred in 2007 and 2006 were $68,100 and $68,300, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $324 and $311 per well per month in 2007 and 2006, respectively, for operating and maintaining the wells.  Well supervision fees incurred in 2007 and 2006 were $294,600 and $283,400, respectively.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2007

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $ .29-$ .35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price. Transportation fees incurred in 2007 and 2006 were $265,300 and $217,900, respectively.

•
Direct costs which are included in production and general administrative expenses in the Partnership's Statements of Net Earnings are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf. Direct costs incurred in 2007 and 2006 were $156,000 and $135,100, respectively.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses.  Accounts receivable – affiliate on the Partnership’s Balance Sheets represents the net production revenues due from the MGP.

NOTE 6 - COMMITMENTS

Subject to certain conditions, investor partners may present their interests for purchase by the MGP. The purchase price is calculated by the MGP in accordance with the terms of the partnership agreement.  The MGP is not obligated to purchase more than 5% of the units in any calendar year.  In the event that the MGP is unable to obtain the necessary funds, it may suspend its purchase obligation.  As of December 31, 2007 the MGP had purchased less than 1% of investor partner units.

Beginning three years after each of the Partnership’s wells has been placed into production the MGP, as operator, may retain $200 per month per well to cover our estimated future plugging and abandonment costs.  As of December 31, 2007 the MGP has not withheld any such funds.

NOTE 7 - SUBORDINATION BY MANAGING GENERAL PARTNER

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (July 2001).  The Partnership completed the subordination period effective April 2006.  Since inception of the Partnership, the MGP has not been required to subordinate any of its revenues to its limited partners.

NOTE 8 – DERIVATIVE INSTRUMENTS

The Partnership applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, ("SFAS 133"). SFAS 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2007

NOTE 8 – DERIVATIVE INSTRUMENTS (Continued)

   Atlas Energy on behalf of the Partnership from time to time enters into natural gas future option contracts and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures, options contracts, and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

             Atlas Energy, on behalf of the Partnership formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions.  This includes matching the natural gas futures and options contracts to the forecasted transactions.  Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items.  Historically these contracts have qualified and were designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Such gains and losses are charged or credited to Accumulated Other Comprehensive Income (Loss). Realized gains and losses are recognized as a component of gas production revenues in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At December 31, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 586,000 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2012 at an average settlement price of $8.18 per Dth. At December 31, 2007, the Partnership reflected a net hedge liability on its Balance Sheets of $57,200.  Of the $57,200 net loss in Accumulated Other Comprehensive Income (Loss) at December 31, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $148,200 of net gain to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $205,400 of net loss in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes. The Partnership realized gains of $302,300 and $229,300 for the years ended December 31, 2007 and 2006, respectively, in its oil and gas revenues within the Statements of Net Earnings related to the settlement of qualifying hedge instruments.  Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the years ended December 31, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of December 31, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes.

Fixed Price Swaps
	Twelve Month		Average	Fair Value
	Period Ending	Volumes	Fixed Price	Asset/
	December 31,	(per MMBTU) (1)	(per MMBTU)	(Liability) (2)

	2008	163,500	$8.69	$144,500
	2009	158,600	8.31	(27,800)
	2010	90,800	7.61	(79,300)
	2011	48,400	7.37	(48,700)
				$(11,300)

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2007

NOTE 8 – DERIVATIVE INSTRUMENTS (Continued)

Costless Collars

	Twelve Month			Average	Fair Value
	Period Ending	Option	Volumes	Floor & Cap	Asset/
	December 31,	Type	(per MMBTU) (1)	(per MMBTU)	(Liability) (2)

	2008	Puts purchased	15,700	$7.50	$3,700
	2008	Calls sold	15,700	9.40	—
	2010	Puts purchased	29,100	7.75	—
	2010	Calls sold	29,100	8.75	(9,600)
	2011	Puts purchased	72,700	7.50	—
	2011	Calls sold	72,700	8.45	(35,300)
	2012	Puts purchased	7,200	7.00	—
	2012	Calls sold	7,200	8.37	(4,700)
					$(45,900)

				Net Liability	$(57,200)

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	December 31, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$174,500	$174,500	$701,700	$701,700
	$174,500	$174,500	$701,700	$701,700
Liabilities
Derivative instruments	$(231,700)	$(231,700)	$(54,600)	$(54,600)
	$(57,200)	$(57,200)	$647,100	$647,100

NOTE 9 – NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

The supplementary information summarized below presents the results of natural gas and oil activities in accordance with Statement of Financial Accounting Standards No. 69, Disclosures About Oil and Gas Producing Activities (“SFAS No. 69”).  Annually, reserve value information is provided to the investor partners pursuant to the partnership agreement.  The partnership agreement provides a presentment feature whereby the MGP will buy partnership units, subject to annual limitations, based upon a valuation formula price in the partnership agreement.  Therefore, certain reserve value information under SFAS No. 69 is not presented.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2007

NOTE 9 – NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (Continued)

No consideration has been given in the following information to the income tax effect of the activities, as the Partnership is not treated as a taxable entity for income tax purposes.

(1)	Capitalized Costs Related to Oil and Gas Producing Activities

The following table presents the capitalized costs related to natural gas and oil producing activities at the periods indicated:

	At December 31,
	2007	2006
Mineral interests in proved properties	$261,000	$261,000
Wells and related equipment	18,474,300	18,485,400
Accumulated depletion	(10,625,600)	(10,125,500)
Net capitalized cost	$8,109,700	$8,620,900

(2)	Oil and Gas Reserve Information

The information presented below represents estimates of proved developed natural gas and oil reserves. All reserves are proved developed reserves and are located in the Appalachian Basin area. The estimates of the Partnership’s proved developed gas and oil reserves are based upon evaluations made by management and verified by Wright & Company, Inc., an independent petroleum-engineering firm, as of December 31, 2007 and 2006.  All reserves are located within the United States of America.  Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements.  Proved developed reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made.  Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

There are numerous uncertainties inherent in estimating quantities of proved developed reserves and in projecting future net revenues and the timing of development expenditures.  The reserve data presented represents estimates only and should not be construed as being exact.  In addition, the standardized measure of discounted future net cash flows may not represent the fair market value of the Partnership’s oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been provided.

	Natural Gas	Oil
	(Mcf)	(Bbls)
Proved developed reserves:
Balance at December 31, 2005	4,270,800	22,500
Production	(271,400)	(2,000)
Revisions to previous estimates	(806,100)	(1,200)

Balance at December 31, 2006	3,193,300	19,300
Production	(246,700)	(1,800)
Revisions to previous estimates	(182,300)	600

Balance at December 31, 2007	2,764,300	18,100

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman of the Board of Directors, Chief Executive Officer and President, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer and President, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer and President, concluded that, as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chairman of the Board of Directors, Chief Executive Officer and President, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO framework).

 An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting.  Furthermore, effectiveness of an internal control system in future periods cannot be guaranteed because the design of any system of internal controls is based in part upon assumptions about the likelihood of future events.  There can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions.  Over time certain controls may become inadequate because of changes in business conditions, or the degree of compliance with policies and procedures may deteriorate.  As such, misstatements due to error or fraud may occur and not be detected.

 Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting as of December 31, 2007 was effective.

This annual report does not include an attestation report by Grant Thornton regarding internal control over financial reporting. Management's report was not subject to attestation by Grant Thornton pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE
                ACT

Atlas Energy is headquartered at Westpointe Corporate Center One, 1550 Coraopolis Heights Road, 2nd Floor, Moon Township, Pennsylvania 15108, which is also our MGP’s primary office.

Executive Officers and Directors.  The executive officers and directors of our MGP will serve until their successors are elected.  The executive officers and directors of the MGP are as follows:

NAME	AGE	POSITION OR OFFICE

Freddie M. Kotek	52	Chairman of the Board of Directors, Chief Executive Officer and President
Frank P. Carolas	48	Executive Vice President – Land and Geology and a Director
Jeffrey C. Simmons	49	Executive Vice President – Operations and a Director
Jack L. Hollander	51	Senior Vice President – Direct Participation Programs
Nancy J. McGurk	52	Senior Vice President – Chief Accounting Officer
Michael L. Staines	58	Senior Vice President, Secretary and a Director
Matthew A. Jones	46	Chief Financial Officer

With respect to the biographical information set forth below:

•
the approximate amount of an individual’s professional time devoted to the business and affairs of our MGP and Atlas America have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

•
for those individuals who also hold senior positions with other affiliates of our MGP, if it is stated that they devote approximately 100% of their professional time to our MGP and Atlas America, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between our MGP and Atlas America as compared with the other affiliates of our MGP, such as Viking Resources or Resource Energy.

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

Jack L. Hollander. Senior Vice President – Direct Participation Programs since January 2002 and before that he served as Vice President – Direct Participation Programs from January 2001 until December 2001. Mr. Hollander also serves as Senior Vice President – Direct Participation Programs of Atlas America since January 2002. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to January 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, and the Chairman of the Investment Program Association which is an industry association, as of March 2005.  Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

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

Matthew A. Jones. Chief Financial Officer since March 2006 for Atlas Resources, LLC.  Mr. Jones has been the Chief Financial Officer since January 2006 and a director of Atlas Pipeline Holdings since February 2006 and has been Chief Financial Officer of Atlas Pipeline Partners GP and Atlas America since March 2005.  He has been the Chief Financial Officer and a director of Atlas Energy Resources and Atlas Energy Management since their formation.  From 1996 to 2005, Mr. Jones worked in the Investment Banking Group at Friedman Billings Ramsey, concluding as Managing Director.  Mr. Jones worked in Friedman Billings Ramsey’s Energy Investment Banking Group from 1999 to 2005, and in Friedman Billings Ramsey’s Specialty Finance and Real Estate Group from 1996 to 1999.  Mr. Jones is a Chartered Financial Analyst. Mr. Jones devotes approximately 55% of his professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc. and the remainder of his professional time to the business and affairs of the MGP’s other affiliates.

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

Code of Business Conduct and Ethics.  Because the Partnership does not directly employ any persons, the MGP has determined that the partnership will rely on a Code of business Conduct and Ethics adopted by Atlas America, Inc. and/or Atlas Energy Resources, LLC that applies to the principal executive officer, principal financial officer and principal accounting officer of the MGP, as well as to persons performing services for the MGP generally.  You may obtain a copy of this Code of Business Conduct and Ethics by a request to the managing general partner at Atlas Resources, LLC, Westpointe Corporate Center One, 1550 Coraopolis Heights Road, 2nd Floor, Moon Township, Pennsylvania 15108.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2007, we had 1,500 units outstanding.  No officer or director of our MGP owns any units.  Although, subject to certain conditions, investor partners were able to present their units to us beginning in 2005 for purchase, the MGP is not obligated by the Partnership agreement from purchasing more than 5% of our total outstanding units in any calendar year.

Organizational and Security Ownership of Beneficial Owners.  Atlas America owns approximately 49.4% of the limited liability company interest of Atlas Energy Resources, LLC which owns 100% of the limited liability company interests of Atlas Energy Operating Company, LLC, which owns 100% of the limited liability company interests of AIC, LLC, which owns 100% of the limited liability company interest of the managing general partner.  The officers and directors of Atlas America and Atlas Energy Resources LLC are set forth below.  The direct of AIC, LLC are Jonathan Z. Cohen, Michael L. Staines, and Jeffrey Simmons.  The biographies of Messrs, Staines and Simmons are set forth above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Oil and Gas Revenues.  Our MGP is allocated 35.5% of our oil and gas revenues in return for its payment and/or contribution of services towards our syndication and offering costs equal to 15% of our subscriptions, its payment of 100% of the tangible costs of drilling and completing our wells and its contribution to us of all of our oil and gas leases.  These capital contributions from our MGP totaled $6,256,300.  During the years ended December 31, 2007 and 2006, our MGP received $596,500 and $702,400, respectively, from our net production revenues.

Administrative Costs.  Our MGP and its affiliates receive an unaccountable, fixed payment reimbursement for the administrative costs they incur on our behalf of $75 per well per month, which was proportionately reduced to the extent we acquired less than 100% of the working interest in a well.  During the years ended December 31, 2007 and 2006, our MGP received $68,100 and $68,300, respectively, for its administrative costs.

Direct Costs.  Our MGP and its affiliates are reimbursed by us for all direct costs expended by them on our behalf.  During the years ended December 31, 2007 and 2006, our MGP received $156,000 and $135,100, respectively, as reimbursement for direct costs.

Well Charges.  Our MGP, as operator of our wells, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $324 and $311 per well per month in 2007 and 2006, respectively, subject to an annual adjustment for inflation.  The well supervision fees are proportionately reduced to the extent we acquired less than 100% of the working interest in a well. For the years ended December 31, 2007 and 2006, our MGP received $294,600 and $283,400, respectively, for well supervision fees.

Transportation Fees.  We pay gathering fees to our MGP at a competitive rate for each mcf of our natural gas transported.  Transportation rates range from $.29-$.35 per Mcf to 13% of the natural gas sales price.  For the years ended December 31, 2007 and 2006, $265,300 and $217,900, respectively, was paid to our MGP for gathering fees.  In turn, our MGP paid 100% of these amounts to Atlas America, for the use of its gathering system in transporting a majority of our natural gas production.

Other Compensation.  For the years ended December 31, 2007 and 2006, our MGP did not advance any funds to us, or did it provide us with any equipment, supplies or other services.

ITEM 13.  EXHIBITS
EXHIBIT INDEX

	Description	Location

4 (a)	Certificate of Limited Partnership for Atlas America	Previously filed in our Form 10 KSB for the
	Public #9 Ltd.	period ending December 31, 2000

4(b)	Amended and Restated Certificate and Agreement	Previously filed in our Form 10-KSB for
	of Limited Partnership for Atlas America Public #9 Ltd.	the period ending December 31, 2000

4(c)	Drilling and Operating Agreement for Atlas America	Previously filed in our Form 10-KSB for
	Public #9 Ltd.	the period ending December 31, 2000

31.1	Rule 13a-14(a)/15(d) – 14(a) Certification

31.2	Rule 13a-14(a)/15(d) – 14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during such years were $30,500 and $20,700, respectively.

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

Atlas America Public #9 Ltd.

Atlas Resources, LLC, Managing General Partner

Date: March 28, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: March 28, 2008	By:/s/ Frank P. Carolas
Frank P. Carolas, Executive Vice President, Land and Geology

Date: March 28, 2008	By:/s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President , Operations

Date: March 28, 2008	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer

Date: March 28, 2008	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.