Form 10-Q
period 2009-03-31
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2009-05-14
CIK 1121745

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive
Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

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

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of March 31, 2009 and December 31, 2008	3

	Statements of Net Earnings for the Three Months ended March 31, 2009 and 2008	4

	Statement of Changes in Partners’ Capital for the Three Months ended March 31, 2009	5

	Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008	6

	Notes to Financial Statements	7-15

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	15-18

Item 4:	Controls and Procedures	18-19

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	19

Item 6:	Exhibits	19

SIGNATURES		20

CERTIFICATIONS		21-24

ATLAS AMERICA PUBLIC #9 LTD.
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$230,900	$213,600
Accounts receivable-affiliate	339,100	469,000
Short-term hedge receivable due from affiliate	386,900	404,800
Total current assets	956,900	1,087,400

Oil and gas properties, net	7,530,400	7,635,600
Long-term hedge receivable due from affiliate	242,800	261,500
	$8,730,100	$8,984,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$10,000	$22,200
Short-term hedge liability due to affiliate	900	35,100
Total current liabilities	10,900	57,300

Asset retirement obligation	755,600	744,400
Long-term hedge liability due to affiliate	100	31,500

Partners’ capital:
Managing general partner	2,179,700	2,243,700
Limited partners (1,500 units)	5,155,100	5,307,900
Accumulated other comprehensive income	628,700	599,700
Total partners' capital	7,963,500	8,151,300
	$8,730,100	$8,984,500

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUES
Natural gas and oil	$390,400	$590,000
Interest income	100	1,200
Total revenues	390,500	591,200

COSTS AND EXPENSES
Production	148,200	157,800
Depletion	105,200	137,200
Accretion of asset retirement obligation	11,200	9,800
General and administrative	24,600	26,100
Total expenses	289,200	330,900
Net earnings	$101,300	$260,300

Allocation of net earnings:
Managing general partner	$48,900	$101,400
Limited partners	$52,400	$158,900
Net earnings per limited partnership unit	$35	$106

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED
March 31, 2009
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income	Total

Balance at January 1, 2009	$2,243,700	$5,307,900	$599,700	$8,151,300

Participation in revenues and expenses:
Net production revenues	86,000	156,200	—	242,200
Interest income	—	100	—	100
Depletion	(24,400)	(80,800)	—	(105,200)
Accretion of asset retirement obligation	(4,000)	(7,200)	—	(11,200)
General and administrative	(8,700)	(15,900)	—	(24,600)
Net earnings	48,900	52,400	—	101,300

Other comprehensive income	—	—	29,000	29,000

Distributions to partners	(112,900)	(205,200)	—	(318,100)

Balance at March 31, 2009	$2,179,700	$5,155,100	$628,700	$7,963,500

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$101,300	$260,300
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	105,200	137,200
Accretion of asset retirement obligation	11,200	9,800
Decrease (increase) in accounts receivable - affiliate	129,900	(7,400)
Decrease in accrued liabilities	(12,200)	(7,500)
Net cash provided by operating activities	335,400	392,400

Cash flows from financing activities:
Distributions to partners	(318,100)	(358,400)
Net cash used in financing activities	(318,100)	(358,400)

Net increase in cash and cash equivalents	17,300	34,000
Cash and cash equivalents at beginning of period	213,600	263,800
Cash and cash equivalents at end of period	$230,900	$297,800

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 may not necessarily be indicative of the results of operations for the year ended December 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At March 31, 2009 and December 31, 2008, the Partnership's MGP's credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $253,700 at March 31, 2009 and $343,700 at December 31, 2008, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

Oil and gas properties are recorded at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives. In addition, accumulated depletion includes impairment adjustments to reflect the write-down to fair market value of the oil and gas properties. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	March 31,	December 31,
	2009	2008
Natural gas and oil properties:
Proved properties:
Leasehold interests	$257,800	$257,800
Wells and related equipment	18,270,200	18,270,200
	18,528,000	18,528,000
Accumulated depletion	(10,997,600)	(10,892,400)
	$7,530,400	$7,635,600

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership adopted the provision of SFAS 161 on January 1, 2009 and its adoption resulted in additional disclosures related to its commodity derivatives (See Note 5).

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," 157-2, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. On January 1, 2009, the Partnership adopted SFAS No. 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis. For the Partnership, the nonfinancial assets and liabilities is limited to the initial recognition of asset retirement obligations and the impairment of oil and gas properties. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The Partnership adopted SFAS 157 as of January 1, 2008 with respect to its commodity derivative instruments which are measured at fair value within its financial statements (See Note 6).

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2009 and 2008 were $16,700 and $16,900, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $337 per well per month in 2009 and 2008, respectively, for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2009 and 2008 were $75,000 and $75,800, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months ended March 31, 2009 and 2008 were $43,500 and $58,000, respectively.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. “Accounts receivable-affiliate” on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income (loss)" and, for the Partnership include only changes in the fair value of unsettled derivative contracts accounted for as cash flow hedge. A reconciliation of the Partnership’s comprehensive income (loss) for the periods indicated is as follows:

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 4 - COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended
	March 31,
	2009	2008

Net earnings	$101,300	$260,300
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	117,700	(543,100)
Less: reclassification adjustment for gains realized in net earnings	(88,700)	(55,900)
Total other comprehensive income (loss)	29,000	(599,000)
Comprehensive income (loss)	$130,300	$(338,700)

NOTE 5 - DERIVATIVE INSTRUMENTS

The Partnership applies the provisions of SFAS 133, which requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

The Partnership is exposed to certain risks relating to its ongoing business operations. The risk is managed by using derivative instruments related to commodity price risk. Forward contracts on natural gas and oil are entered into to manage the price risk associated with forecasted sales of natural gas and crude oil. In accordance with SFAS No. 133, the Partnership designates these derivatives as cash flow hedges and the derivative instruments have been recorded as either assets or liabilities at fair value in the balance sheet. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transaction affects earnings. The following table summarizes the fair value of derivative instruments as of March 31, 2009 and December 31, 2008, as well as the gain or loss recognized for the three months ended March 31, 2009 and 2008, respectively. There were no gains or losses recognized in income for ineffective derivative instruments for the three months ended March 31, 2009 and 2008, respectively.

Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
SFAS 133 Cash Flow	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
Hedging Relationships	Location	2009	2008	Location	2009	2008

Commodity contracts:	Current assets	$386,900	$404,800	Current liabilities	$(900)	$(35,100)
	Long-term assets	242,800	261,500	Long-term liabilities	(100)	(31,500)

Total derivatives under SFAS No. 133		$629,700	$666,300		$(1,000)	$(66,600)

Effects of Derivative Instruments on Statements of Net Earnings:

Derivatives in	Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended		Location of Gain/(Loss) Reclassified from Accumulated	Gain/(Loss) Reclassified from OCI into Income (Effective Portion) Three Months Ended
SFAS 133 Cash Flow	March 31,	March 31,	OCI into Income	March 31,	March 31,
Hedging Relationship	2009	2008	(Effective Portion)	2009	2008

Commodity contracts	$117,700	$(543,100)	Natural gas and oil revenue	$88,700	$55,900

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Atlas Energy on behalf of the Partnership from time to time enters into natural gas and crude oil future option contracts and collar contracts to hedge exposure to changes in natural gas prices and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures, options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate ("WTI") index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

At March 31, 2009, the Partnership reflected a net hedge asset on its Balance Sheets of $628,700. Of the $628,700 net gain in accumulated other comprehensive income at March 31, 2009, if the fair values of the instruments remain at current market values, the Partnership will reclassify $386,000 of net gains to its Statements of Net Earnings over the next twelve month period as these contracts settle, and $242,700 of net gains in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months ended March 31, 2009 and 2008 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of March 31, 2009, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu)	Asset (2)

2009	83,000	$8.24	$328,000
2010	68,100	8.11	146,900
2011	45,800	7.84	51,500
2012	32,500	8.06	33,800
2013	3,500	8.73	5,100
			$565,300

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu) (1)	(per MMbtu)	Asset (2)

2009	Puts purchased	500	$11.00	$3,200
2009	Calls sold	500	15.35	—
2010	Puts purchased	8,700	7.84	18,200
2010	Calls sold	8,700	9.01	—
2011	Puts purchased	18,400	7.48	19,000
2011	Calls sold	18,400	8.44	—
2012	Puts purchased	2,400	7.00	1,000
2012	Calls sold	2,400	8.32	—
2013	Puts purchased	700	7.00	200
2013	Calls sold	700	8.25	—
				$41,600

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)	(per Bbl)	Asset (3)

2009	100	$99.73	$5,700
2010	100	97.40	4,100
2011	100	96.44	2,800
2012	50	96.00	1,800
2013	50	96.06	500
			$14,900

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)	(per Bbl)	Asset (3)

2009	Puts purchased	60	$85.00	$2,400
2009	Calls sold	60	117.48	—
2010	Puts purchased	60	85.00	2,000
2010	Calls sold	60	112.92	—
2011	Puts purchased	60	85.00	1,400
2011	Calls sold	60	110.81	—
2012	Puts purchased	60	85.00	900
2012	Calls sold	60	110.06	—
2013	Puts purchased	60	85.00	200
2013	Calls sold	60	110.09	—
				$6,900

			Total Net Asset	$628,700
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Partnership prioritizes the inputs of the valuation techniques used to measure fair value into three levels.

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

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at March 31, 2009.

	Fair Value Measurements at March 31, 2009 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$628,700	$—

Total	$—	$628,700	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership has certain assets and liabilities that are reported at fair value on a nonrecurring basis in its Balance Sheets. The following methods and assumptions were used to estimate fair values.

Oil and Gas Property Impairments. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership reviews its proved oil and gas properties for impairment annually or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Partnership estimates the expected future cash flows from its oil and gas properties and compares such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Partnership will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairment indicators and thus there was no impairment charge for the three months ended March 31, 2009 and 2008.

Asset Retirement Obligations. The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment for a legal obligation for an asset retirement obligation such as: amounts and timing of settlements; interest rates; and estimated inflation rates. There were no new asset retirement obligations incurred for the three months ended March 31, 2009 and 2008, respectively.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 7 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs of its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") and FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2009	2008

Asset retirement obligation at beginning of period	$744,400	$655,400
Accretion expense	11,200	9,800
Asset retirement obligation at end of period	$755,600	$665,200

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Production revenues (in thousands):
Gas	$376	$546
Oil	14	44
Total	$390	$590

Production volumes:
Gas (mcf/day) (1)	441	666
Oil (bbls/day) (1)	3	5
Total (mcfe/day) (1)	459	696

Average sales prices:
Gas (per mcf) (1)	$9.48	$9.00
Oil (per bbl) (1)	$58.59	$89.59

Average production costs:
As a percent of revenues	38%	27%
Per mcfe (1)	$3.60	$2.48

Depletion per mcfe	$2.56	$2.16
____________

(1)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $376,300 and $545,800 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $169,500 (31%). This decrease was due to a decrease in production volumes to 441 mcf per day for the three months ended March 31, 2009 from 666 mcf per day for the three months ended March 31, 2008, a decrease of 225 mcf per day (34%), partially offset by an increase in the average sales price we received for our natural gas to $9.48 per mcf for the three months ended March 31, 2009 as compared to $9.00 per mcf for the three months ended March 31, 2008, an increase of $.48 per mcf (5%). The $169,500 decrease in natural gas revenues for the three months ended March 31, 2009 as compared to the prior year similar period was attributable to a $188,200 decrease in production volumes, partially offset by a $18,700 increase due to higher natural gas sales prices after the effect of financial hedges. The overall decrease in natural gas production volumes for the three months ended March 31, 2009 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $14,100 and $44,200 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $30,100 (68%). This decrease was due to a decrease in the production volumes to 3 bbls per day for the three months ended March 31, 2009 from 5 bbls per day for the three months ended March 31, 2008, a decrease of 2 bbls per day (40%) and a decrease in the average sales price we received for our oil to $58.59 per bbl for the three months ended March 31, 2009 from $89.59 per bbl for the three months ended March 31, 2008, a decrease of $31.00 per bbl (35%). The $30,100 decrease in oil revenue for the three months ended March 31, 2009 as compared to the prior year similar period was attributable to a $22,600 decrease due to lower production volumes and a $7,500 decrease due to lower oil prices.

Expenses.  Production expenses were $148,200 and $157,800 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $9,600 (6%). This decrease was primarily attributable to lower transportation fees as compared to the prior year similar period.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 27% and 23% for the three months ended March 31, 2009 and 2008, respectively. This percentage change was directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.

General and administrative expenses for the three months ended March 31, 2009 and 2008 were $24,600 and $26,100, respectively, a decrease of $1,500 (6%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. This decrease was primarily attributable to lower third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $57,000 in the three months ended March 31, 2009 to $335,400 as compared to $392,400 for the three months ended March 31, 2008. This decrease was primarily due to a decrease in net earnings before depletion and accretion of $189,600. In addition, the change in accounts receivable-affiliate increased operating cash flows by $137,300 in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Cash used in financing activities decreased $40,300 during the three months ended March 31, 2009 to $318,100 from $358,400 for the three months ended March 31, 2008. This decrease was due to lower distributions to partners.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. We adopted the provision of SFAS 161 on January 1, 2009 and its adoption resulted in additional disclosures related to its commodity derivatives (See Note 5).

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," 157-2, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. On January 1, 2009 we adopted SFAS No. 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis. Our nonfinancial assets and liabilities is limited to the initial recognition of asset retirement obligations and the impairment of oil and gas properties. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. We adopted SFAS 157 as of January 1, 2008 with respect to our commodity derivative instruments which are measured at fair value within our financial statements. (See Note 6).

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Securities and Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the MGP’s management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, the MGP’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the MGP’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of the chief executive officer and chief financial officer, the MGP has carried out an evaluation of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures are effective at the reasonable assurance level at March 31, 2009.

There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
___________

(1)	Filed on September 8, 2000 in the Form SB-2 Registration Statement dated September 8, 2000, File No. 333-44130

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #9 Ltd.

Atlas Resources, LLC, Managing General Partner

Date: May 14, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: May 14, 2009	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: May 14, 2009	By:/s/ Sean P. McGrath
Sean P. McGrath, Chief Accounting Officer