Form 10-Q
period 2010-03-31
ATLAS AMERICA PUBLIC NO 9 LTD
filed 2010-05-17
CIK 1121745

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

ATLAS AMERICA PUBLIC #9 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Balance Sheets as of March 31, 2010 and December 31, 2009	3

Statements of Operations for the Three Months ended March 31, 2010 and 2009	4

Statement of Changes in Partners’ Capital for the Three Months ended March 31, 2010	5

Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009	6

Notes to Financial Statements	7-16

Item 2: Management’s Discussion and Analysis of Financial Condition or Plan of Operations	16-19

Item 4: Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	20

Item 6: Exhibits	20

SIGNATURES	21

CERTIFICATIONS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

ATLAS AMERICA PUBLIC #9 LTD.
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$164,000	$81,700
Accounts receivable-affiliate	282,300	340,500
Short-term hedge receivable due from affiliate	391,300	243,000

Total current assets	837,600	665,200

Oil and gas properties, net	6,992,000	7,177,300
Long-term hedge receivable due from affiliate	355,400	199,500

	$8,185,000	$8,042,000

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$14,800	$21,100
Short-term hedge liability due to affiliate	2,600	2,900

Total current liabilities	17,400	24,000

Asset retirement obligation	898,100	884,800
Long-term hedge liability due to affiliate	74,700	31,700

Partners’ capital:
Managing general partner	1,969,900	2,006,900
Limited partners (1,500 units)	4,555,500	4,686,700
Accumulated other comprehensive income	669,400	407,900

Total partners’ capital	7,194,800	7,101,500

	$8,185,000	$8,042,000

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUES
Natural gas and oil	$350,700	$390,400
Interest income	100	100

Total revenues	350,800	390,500

COSTS AND EXPENSES
Production	137,400	148,200
Depletion	185,300	105,200
Accretion of asset retirement obligation	13,300	11,200
General and administrative	28,000	24,600

Total expenses	364,000	289,200

Net (loss) earnings	$(13,200)	$101,300

Allocation of net (loss) earnings:
Managing general partner	$18,000	$48,900

Limited partners	$(31,200)	$52,400

Net (loss) earnings per limited partnership unit	$(21)	$35

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED
March 31, 2010
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income	Total

Balance at January 1, 2010	$2,006,900	$4,686,700	$407,900	$7,101,500

Participation in revenues and expenses:
Net production revenues	75,700	137,600	—	213,300
Interest income	—	100	—	100
Depletion	(43,100)	(142,200)	—	(185,300)
Accretion of asset retirement obligation	(4,700)	(8,600)	—	(13,300)
General and administrative	(9,900)	(18,100)	—	(28,000)

Net (loss) earnings	18,000	(31,200)	—	(13,200)

Other comprehensive income	—	—	261,500	261,500

Distributions to partners	(55,000)	(100,000)	—	(155,000)

Balance at March 31, 2010	$1,969,900	$4,555,500	$669,400	$7,194,800

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) earnings	$(13,200)	$101,300
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	185,300	105,200
Accretion of asset retirement obligation	13,300	11,200
Decrease in accounts receivable — affiliate	58,200	129,900
Decrease in accrued liabilities	(6,300)	(12,200)

Net cash provided by operating activities	237,300	335,400

Cash flows from financing activities:
Distributions to partners	(155,000)	(318,100)

Net cash used in financing activities	(155,000)	(318,100)

Net increase in cash and cash equivalents	82,300	17,300
Cash and cash equivalents at beginning of period	81,700	213,600

Cash and cash equivalents at end of period	$164,000	$230,900

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Atlas America Public #9 Ltd. (the “Partnership”) is a Pennsylvania Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner (“MGP”) and Operator, and 535 Limited Partners. The Partnership was formed on July 27, 2000 to drill and operate gas wells located primarily in western Pennsylvania and Ohio.
In March 2006, Atlas Resources, Inc. merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, a newly-formed subsidiary of Atlas America, Inc. In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy Resources, LLC. On September 29, 2009 Atlas Energy Resources, LLC and Atlas America, Inc. merged, with Atlas Energy Resources, LLC becoming a wholly owned subsidiary of Atlas America, Inc. In addition, Atlas America, Inc. changed its name to Atlas Energy, Inc, (NASDAQ: ATLS). Atlas Resources, LLC serves as the Partnership’s MGP.
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2009, is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 may not necessarily be indicative of the results of operation for the year ended December 31, 2010.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”).
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. The Partnership’s financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, asset impairments, fair value of derivative instruments and the probability of forecasted transactions. Actual results could differ from those estimates.
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three months ended March 31, 2010 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the Partnership’s MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At March 31, 2010 and December 31, 2009, the Partnership’s MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.
Revenue Recognition
The Partnership’s natural gas and oil is sold under various contracts entered into by its MGP. The Partnership generally sells natural gas and crude oil at prevailing market prices. Revenue is recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas and crude oil in which the Partnership has an interest with other producers are recognized on the basis of the Partnership’s percentage ownership of working interest. Generally, the MGP’s sales contracts are based on pricing provisions that are tied to a market index, with certain adjustments based on proximity to gathering and transmission lines and the quality of its natural gas.
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership records and estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at March 31, 2010 and December 31, 2009 of $194,700 and $243,000, respectively, which are included in accounts receivable-affiliate within the Partnership’s Balance Sheets.
Impairment of Long-Lived Assets
The Partnership reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value if such carrying amount exceeds the fair value.
The review of the Partnership’s oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon current contracts in place, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Working Interest
The Partnership agreement establishes that revenues and expenses will be allocated to the MGP and limited partners based on their ratio of capital contributions to total contributions, (“the working interest”). The MGP is also provided an additional working interest of 7% as provided in the Partnership Agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined, and any previously allocated revenues and expenses based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership.
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

	March 31,	December 31,
	2010	2009
Natural gas and oil properties:
Proved properties:
Leasehold interests	$257,800	$257,800
Wells and related equipment	18,365,900	18,365,900

	18,623,700	18,623,700
Accumulated depletion	(11,631,700)	(11,446,400)

	$6,992,000	$7,177,300

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Oil and Gas Properties (Continued)
The Partnership’s long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows.
Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. Upon the sale of an entire interest where the property had been assessed for impairment, a gain or loss is recognized in the Statement of Operations.
Recently Adopted Accounting Standards
In January 2010, the FASB issued Accounting Standards Update 2010-02, “Fair Value Measurement and Disclosures (Topic (820) — Improving Disclosures about Fair Value Measurement” (“Update 2010-06”). Update 2010-06 clarifies and requires new disclosures about the transfer of amounts between Level 1 and Level 2, as well as significant transfers in and out of Level 3. In addition, for Level 2 and Level 3 measurements, Update 2010-06 requires additional disclosure about the valuation technique used or any changes in technique. Update 2010-06 also clarifies that entities must disclose fair value measurements by classes of assets and liabilities, based on the nature and risks of the assets and liabilities. The requirements of Update 2010-06 are effective at the start of a reporting entity’s first fiscal year beginning after December 15, 2009 (January 1, 2010 for the Partnership). The Partnership applied the requirements of Update 2010-06 upon its adoption on January 1, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.
NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES
The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:
•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2010 and 2009 were $16,800 and $16,700, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $337 per well per month in 2010 and 2009, respectively, for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2010 and 2009 were $75,700 and $75,000, respectively.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)
•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months ended March 31, 2010 and 2009 were $39,900 and $43,500, respectively.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. “Accounts receivable-affiliate” on the Partnership’s Balance Sheets represents the net production revenues due from the MGP.
NOTE 4 — COMPREHENSIVE INCOME
Comprehensive income includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States, have not been recognized in the calculation of net income. These changes, other than net income, are referred to as “other comprehensive income” and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedge. A reconciliation of the Partnership’s comprehensive income for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2010	2009

Net (loss) earnings	$(13,200)	$101,300
Other comprehensive income:
Unrealized holding gain on hedging contracts	347,600	117,700
Less: reclassification adjustment for gains realized in net earnings	(86,100)	(88,700)

Total other comprehensive income	261,500	29,000

Comprehensive income	$248,300	$130,300

NOTE 5 — DERIVATIVE INSTRUMENTS
The MGP on behalf of the Partnership uses a number of different derivative instruments, principally swaps and collars, in connection with its commodity price risk management activities. The MGP enters into financial instruments to hedge the Partnership’s forecasted natural gas, and crude oil against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, and crude oil is sold. Under swap agreements, the Partnership receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas, and crude oil at a fixed price for the relevant contract period.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
The MGP formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity derivative contracts to the forecasted transactions. The MGP assesses, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the MGP through the utilization of market data, will be recognized immediately in the Partnership’s Statements of Operations. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive loss and will reclassify commodity derivatives to gas and oil production revenues in the Partnership’s Statements of Operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within gain (loss) on mark-to-market derivatives in its Statements of Operations as they occur. The following table summarizes the fair value of derivative instruments as of March 31, 2010 and December 31, 2009, as well as the gain or loss on the derivative instruments as of March 31, 2010 and 2009, respectively.
Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
Cash Flow	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
Hedging Relationships	Location	2010	2009	Location	2010	2009
Commodity contracts:	Current assets	$391,300	$243,000	Current liabilities	$(2,600)	$(2,900)
	Long-term assets	355,400	199,500	Long-term liabilities	(74,700)	(31,700)

Total derivatives		$746,700	$442,500		$(77,300)	$(34,600)

Effects of Derivative Instruments on Statements of Operations:

	Gain			Gain
	Recognized in OCI on Derivative			Reclassified from OCI into Income
	(Effective Portion)		Location of Gain	(Effective Portion)
Derivatives in	Three Months Ended		Reclassified from Accumulated	Three Months Ended
Cash Flow	March 31,	March 31,	OCI into Income	March 31,	March 31,
Hedging Relationship	2010	2009	(Effective Portion)	2010	2009
Commodity contracts	$347,600	$117,700	Natural gas and oil revenue	$86,100	$88,700

At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures, options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.
At March 31, 2010, the Partnership reflected a net hedge asset on our Balance Sheets of $669,400. Of the $669,400 net unrealized gain in accumulated other comprehensive income at March 31, 2010, if the fair values of the instruments remain at current market values, the Partnership will reclassify $388,700 of net gains to its Statements of Operations over the next twelve month period as these contracts settle, and $280,700 of net gains in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Operations while the hedge contract is open and may increase or decrease until settlement of the contract.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
As of March 31, 2010, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:
Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu) (1)	Asset (2)

2010	100,300	$7.35	$306,900
2011	74,800	6.69	126,100
2012	53,900	6.85	80,400
2013	33,700	6.82	29,800

			$543,200

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu) (1)	(per MMbtu) (1)	Asset (2)

2010	Puts purchased	7,100	$7.84	$29,100
2010	Calls sold	7,100	9.01	—
2011	Puts purchased	37,700	6.20	57,700
2011	Calls sold	37,700	7.28	—
2012	Puts purchased	23,700	6.22	20,300
2012	Calls sold	23,700	7.31	—
2013	Puts purchased	28,600	6.23	14,700
2013	Calls sold	28,600	7.39	—

				$121,800

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl) (1)	(per Bbl) (1)	Asset (3)

2010	200	$97.22	$2,700
2011	200	77.46	500
2012	200	76.86	200
2013	100	77.36	100

			$3,500

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl) (1)	(per Bbl) (1)	Asset (3)

2010	Puts purchased	100	$85.00	$600
2010	Calls sold	100	112.55	—
2011	Puts purchased	100	67.22	100
2011	Calls sold	100	89.44	—
2012	Puts purchased	100	65.51	100
2012	Calls sold	100	91.45	—
2013	Puts purchased	100	65.36	100
2013	Calls sold	100	93.44	—

				$900

			Total Net Asset	$669,400

(1)	MMBTU represents million British Thermal Units. Bbl represents barrels.

(2)	Fair value based on forward NYMEX natural gas prices as applicable.

(3)	Fair value based on forward WTI crude oil prices as applicable.
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership uses a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 5). The Partnership’s derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. Assets and Liabilities measured at fair value at March 31, 2010 and December 31, 2009 were as follows.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	March 31, 2010		December 31, 2009
	Level 2	Total	Level 2	Total

Commodity-based derivatives	$669,400	$669,400	$407,900	$407,900

Total	$669,400	$669,400	$407,900	$407,900

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Partnership estimates the fair value of asset retirement obligations, using Level 3 inputs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amount and timing of settlements; the risk-free rate of the Partnership; and estimated inflation rates (see Note 7).
The Partnership’s long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value exceeds such undiscounted cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets.
NOTE 7 — ASSET RETIREMENT OBLIGATION
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

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 7 — ASSET RETIREMENT OBLIGATION (Continued)
A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2010	2009

Asset retirement obligation at beginning of period	$884,800	$744,400
Accretion expense	13,300	11,200

Asset retirement obligation at end of period	$898,100	$755,600

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)
Forward-Looking Statements
When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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
In March 2006, Atlas Resources, Inc. merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, a newly-formed subsidiary of Atlas America, Inc. In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy Resources, LLC. On September 29, 2009 Atlas Energy Resources, LLC and Atlas America, Inc. merged, with Atlas Energy Resources, LLC becoming a wholly owned subsidiary of Atlas America, Inc. In addition, Atlas America, Inc. changed its name to Atlas Energy, Inc, (NASDAQ: ATLS). Atlas Resources, LLC serves as the Partnership’s MGP.
Our wells are currently producing natural gas and oil which are our only products. Most of our gas is gathered and delivered to market through Laurel Mountain Midstream, LLC’s gas gathering system, a newly formed joint-venture between Atlas Energy, Inc.’s affiliate Atlas Pipeline Partners L.P. (NYSE: APL) and The Williams Companies Inc. (NYSE: WMB). We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.

Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Production revenues (in thousands):
Gas	$340	$376
Oil	11	14

Total	$351	$390

Production volumes:
Gas (mcf/day) (1)	547	441
Oil (bbls/day) (1)	2	3

Total (mcfe/day) (1)	559	459

Average sales prices:
Gas (per mcf) (1)	$6.91	$9.48
Oil (per bbl) (1)	$68.06	$58.59

Average production costs:
As a percent of revenues	39%	38%
Per mcfe (1)	$2.74	$3.60

Depletion per mcfe	$3.69	$2.56

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.
Natural Gas Revenues. Our natural gas revenues were $339,800 and $376,300 for the three months ended March 31, 2010 and 2009, respectively, a decrease of $36,500 (10%). The $36,500 decrease in natural gas revenues for the three months ended March 31, 2010 as compared to the prior year similar period was attributable to a $126,400 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, partially offset by a $89,900 increase in production volumes. Our production volumes increased to 547 mcf per day for the three months ended March 31, 2010 from 441 mcf per day for the three months ended March 31, 2009, an increase of 106 mcf per day (24%).

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $10,900 and $14,100 for the three months ended March 31, 2010 and 2009, respectively, a decrease of $3,200 (23%). The $3,200 decrease in oil revenues for the three months ended March 31, 2010 as compared to the prior year similar period was attributable to a $4,700 decrease in production volumes, partially offset by $1,500 increase in oil prices after the effect of financial hedges. Our production volumes decreased to 2 bbls per day for the three months ended March 31, 2010 from 3 bbls per day for the three months ended March 31, 2009, a decrease of 1 bbl per day (33%).
Expenses. Production expenses were $137,400 and $148,200 for the three months ended March 31, 2010 and 2009, respectively, a decrease of $10,800 (7%). This decrease was primarily attributable to lower transportation fees as compared to the prior year similar period.
Depletion of oil and gas properties as a percentage of oil and gas revenues were 53% and 27% for the three months ended March 31, 2010 and 2009, respectively. This percentage change was directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.
General and administrative expenses for the three months ended March 31, 2010 and 2009 were $28,000 and $24,600, respectively, an increase of $3,400 (14%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP, and vary from period to period due to the timing and billing of the costs and services provided to us. This increase was primarily attributable to higher third-party costs as compared to the prior year similar period.
Liquidity and Capital Resources
Cash provided by operating activities decreased $98,100 in the three months ended March 31, 2010 to $237,300 as compared to $335,400 for the three months ended March 31, 2009. This decrease was primarily due to a decrease in net earnings before depletion and accretion of $32,300. In addition, the change in accounts receivable-affiliate decreased operating cash flows by $71,700 in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
Cash used in financing activities decreased $163,100 during the three months ended March 31, 2010 to $155,000 from $318,100 for the three months ended March 31, 2009. This decrease was due to a decrease in cash distributions to partners.
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

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Atlas America Public #9 Ltd.

Atlas Resources, LLC, Managing General Partner
Date: May 17, 2010	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 17, 2010	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

Date: May 17, 2010	By:	/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: May 17, 2010	By:	/s/ Sean P. McGrath
Sean P. McGrath, Chief Accounting Officer