Form 10-Q
period 2012-06-30
ATLAS AMERICA PUBLIC #9 LTD.
filed 2012-08-14
CIK 1121745

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

ATLAS AMERICA PUBLIC #9 LTD.

(A PENNSYLVANIA LIMITED PARTNERSHIP)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

ATLAS AMERICA PUBLIC #9 LTD.

BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,000	$68,000
Accounts receivable trade-affiliate	107,200	192,300
Accounts receivable monetized gains-affiliate	70,300	97,000
Short-term hedge receivable	2,800	—

Total current assets	208,300	357,300
Oil and gas properties, net	2,794,700	2,919,500
Long-term hedge receivable	14,600	—
Long-term receivable monetized gains-affiliate	19,000	63,700

	$3,036,600	$3,340,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$14,900	$7,900

Total current liabilities	14,900	7,900
Asset retirement obligation	1,241,900	1,211,000
Partners’ capital:
Managing general partner	878,900	961,300
Limited partners (1,500 units)	898,200	1,154,400
Accumulated other comprehensive income	2,700	5,900

Total partners’ capital	1,779,800	2,121,600

	$3,036,600	$3,340,500

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Natural gas and oil	$141,400	$278,900	$280,300	$539,400
Interest income	—	100	—	100

Total revenues	141,400	279,000	280,300	539,500
COSTS AND EXPENSES
Production	124,300	132,200	242,200	260,500
Depletion	67,300	131,100	124,300	249,400
Accretion of asset retirement obligation	15,500	15,800	30,900	31,600
General and administrative	27,500	24,600	63,600	58,300

Total costs and expenses	234,600	303,700	461,000	599,800

Net loss	$(93,200)	$(24,700)	$(180,700)	$(60,300)

Allocation of net loss:
Managing general partner	$(23,400)	$(8,900)	$(49,000)	$(12,800)

Limited partners	$(69,800)	$(15,800)	$(131,700)	$(47,500)

Net loss per limited partnership unit	$(47)	$(11)	$(88)	$(32)

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(93,200)	$(24,700)	$(180,700)	$(60,300)
Other comprehensive loss:
Unrealized holding (loss) gain on hedging contracts	(1,500)	—	(1,500)	13,900
MGP portion of non-cash loss on hedge instruments	—	—	—	31,100
Difference in estimated monetized gains receivable	500	2,000	11,900	9,000
Less: reclassification adjustment for gains realized in net loss	(1,100)	(47,600)	(13,600)	(125,600)

Total other comprehensive loss	(2,100)	(45,600)	(3,200)	(71,600)

Comprehensive loss	$(95,300)	$(70,300)	$(183,900)	$(131,900)

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED

June 30, 2012

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	$961,300	$1,154,400	$5,900	$2,121,600
Participation in revenues and expenses:
Net production revenues	14,200	23,900	—	38,100
Depletion	(29,700)	(94,600)	—	(124,300)
Accretion of asset retirement obligation	(11,000)	(19,900)	—	(30,900)
General and administrative	(22,500)	(41,100)	—	(63,600)

Net loss	(49,000)	(131,700)	—	(180,700)
Other comprehensive loss	—	—	(3,200)	(3,200)
Distributions to partners	(33,400)	(124,500)	—	(157,900)

Balance at June 30, 2012	$878,900	$898,200	$2,700	$1,779,800

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(180,700)	$(60,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	124,300	249,400
Non-cash loss on hedge instruments	50,800	30,600
Accretion of asset retirement obligation	30,900	31,600
Decrease in accounts receivable trade- affiliate	85,100	40,500
Increase in accrued liabilities	7,000	3,400

Net cash provided by operating activities	117,400	295,200

Cash flows from investing activities:
Proceeds from sale of tangible equipment	500	—

Net cash provided by investing activities	500	—

Cash flows from financing activities:
Distributions to partners	(157,900)	(300,100)

Net cash used in financing activities	(157,900)	(300,100)

Net decrease in cash and cash equivalents	(40,000)	(4,900)
Cash and cash equivalents at beginning of period	68,000	81,700

Cash and cash equivalents at end of period	$28,000	$76,800

Supplemental Schedule of non-cash investing and financing activities:
Distribution to Managing General Partner	$—	$31,100

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2011 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. The results of operations for the three and six months ended June 30, 2012 may not necessarily be indicative of the results of operations for the year ended December 31, 2012.

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

June 30, 2012

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (Continued)

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and six months ended June 30, 2012 and 2011 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2012 and December 31, 2011, the Partnership’s MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Oil and Gas Properties

Oil and gas properties are stated at cost. Maintenance and repairs which generally do not extend the useful life of an asset for two years or more through the replacement of critical components are expensed as incurred. Major renewals and improvements which generally extend the useful life of an asset for two or more years through the replacement of critical components are capitalized.

The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil is converted to gas equivalent basis (“Mcfe”) at the rate of one barrel of oil to six Mcf of natural gas.

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $124,300 and $249,400 for the six months ended June 30, 2012 and 2011, respectively.

Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets.

As the result of retirements, the Partnership reclassified $224,400 from oil and gas properties to accumulated depletion for the six months ended June 30, 2012.

The following is a summary of oil and gas properties at the dates indicated:

	June 30, 2012	December 31, 2011
Proved properties:
Leasehold interests	$254,600	$257,800
Wells and related equipment	18,354,300	18,576,000

	18,608,900	18,833,800
Accumulated depletion and impairment	(15,814,200)	(15,914,300)

Oil and gas properties, net	$2,794,700	$2,919,500

ATLAS AMERICA PUBLIC #9 LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

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

In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. The Partnership may have to pay additional consideration in the future as a well becomes uneconomic under the terms of the Partnership Agreement in order to recover these reserves. There was no impairment charge recognized during the three and six months ended June 30, 2012. During the year ended December 31, 2011, the Partnership recognized an impairment charge of $2,157,600, net of an offsetting gain in accumulated other comprehensive income of $124,000.

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

June 30, 2012

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL’s, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at June 30, 2012 and December 31, 2011 of $85,700 and $147,100, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive Loss

Comprehensive loss includes net loss and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net loss. These changes, other than net loss, are referred to as “other comprehensive loss” and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges.

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

June 30, 2012

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

NOTE 3 - ASSET RETIREMENT OBLIGATION

The Partnership recognizes an estimated liability for the plugging and abandonment of its oil and gas wells and related facilities. The Partnership also recognizes a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The estimated liability is based on the MGP’s historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in cost estimates or remaining lives of the wells or if federal or state regulators enact new plugging and abandonment requirements. The associated asset retirement costs from revisions are capitalized as part of the carrying amount of the long-lived asset. The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for its oil and gas properties, the Partnership has determined that there are no other material retirement obligations associated with tangible long-lived assets.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Asset retirement obligation at beginning of period	$1,226,400	$1,067,000	$1,211,000	$1,051,200
Accretion expense	15,500	15,800	30,900	31,600

Asset retirement obligation at end of period	$1,241,900	$1,082,800	$1,241,900	$1,082,800

ATLAS AMERICA PUBLIC #9 LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS

Outstanding Contracts

The MGP, on behalf of the Partnership, uses a number of different derivative instruments, principally swaps, collars and options, in connection with its commodity price risk management activities. The MGP entered into financial instruments to hedge forecasted natural gas, NGL’s, crude oil and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs, crude oil and condensate are sold. Under commodity-based swap agreements, the MGP received or paid a fixed price and received or remitted a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not the obligation, to receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. The put option instrument sets a floor price for commodity sales being hedged. Costless collars are a combination of a purchased put option and a sold call option, in which the premiums net to zero. The costless collar eliminates the initial cost of the purchased put, but places a ceiling price for commodity sales being hedged.

The MGP formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity derivative contracts to the forecasted transactions. The MGP assesses, both at the inception of the derivative and on an ongoing basis, whether the derivative was effective in offsetting changes in the forecasted cash flow of the hedged item. If the MGP determines that a derivative is not effective as a hedge or that it had ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the MGP will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which was determined by management of the MGP through the utilization of market data, will be recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value of derivative instruments as accumulated other comprehensive income and reclassifies the portion relating to the Partnership’s commodity derivatives to gas and oil production revenues within the Partnership’s statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognized changes in fair value within gain (loss) on mark-to-market derivatives in its statements of operations as they occur.

At June 30, 2012, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production Period Ending December 31,	Volumes	Average Strike	Fair Value Asset (2)
	(mmbtu) (1)	(per mmbtu) (1)
2012	6,000	$2.80	$1,000
2013	9,000	3.45	3,600
2014	7,500	3.80	3,900
2015	6,000	4.00	4,100
2016	5,900	4.15	4,800

			$17,400

(1)	“Mmbtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

ATLAS AMERICA PUBLIC #9 LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (Continued)

The following tables summarize the fair value of the Partnership’s derivative instruments as of June 30, 2012, as well as the gain or loss recognized in the statements of operations for the three and six months ended June 30, 2012 and 2011:

Fair Value of Derivative Instruments:

Derivatives in Cash Flow Hedging Relationships	Balance Sheet Location	Fair Value
		June 30, 2012
Derivative Commodity Contracts	Current Assets	$2,800
	Long-Term Assets	14,600

		17,400
	Current liabilities	—
	Long-term liabilities	—

	Total	$17,400

Effects of Derivative Instruments on Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(Loss) Gain recognized in accumulated OCI	$(1,500)	$—	$(1,500)	$13,900

Gain reclassified from accumulated OCI into loss	$1,100	$47,600	$13,600	$125,600

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

The Partnership recognized a gain of $70,300 for the six months ended June 30, 2011 on settled contracts covering natural gas and oil production for historical periods prior to the acquisition of the Transferred Business. These gains are included within gas and oil production revenue in the Partnership’s statements of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the six months ended June 30, 2011 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

ATLAS AMERICA PUBLIC #9 LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (Continued)

Monetized Gains

Prior to the sale on February 17, 2011 of the Transferred Business, Atlas Energy, Inc. monetized its derivative instruments related to the Transferred Business. The monetized proceeds related to instruments that were originally put into place to hedge future natural gas and oil production of the Transferred Business, including production generated through its drilling partnerships. In addition, a portion of the monetized proceeds were used to fund the premiums paid in connection with the purchase of the June 2012 put options. As of June 30, 2012 and December 31, 2011, the Partnership recorded a receivable from the monetized derivative instruments of $74,200 and $97,000 in accounts receivable monetized gains-affiliate, respectively, and $34,000 and $63,700 in long-term receivable monetized gains-affiliate, respectively, with the corresponding net unrealized gains in accumulated other comprehensive income on the Partnership’s balance sheets, which will be allocated to natural gas and oil production revenue generated over the period of the original instruments’ term.

During June 2012, the MGP used the undistributed monetized funds (as described below) to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and at June 30, 2012, the put premiums were recorded as short-term and long-term payables to affiliate of $3,900 and $15,000, respectively. Furthermore, the put premium liabilities were included in accounts receivable monetized gains-affiliate and long-term receivable monetized gains-affiliate, respectively, in the Partnership’s balance sheet. The put premium will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments.

ATLAS AMERICA PUBLIC #9 LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (Continued)

The following table summarizes the gross fair values of the Partnership’s receivable and payable affiliate balances, presenting the impact of offsetting the related party assets and liabilities on the Partnership’s balance sheets for the periods indicated:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets
Offsetting Derivative Assets
As of June 30, 2012
Accounts receivable monetized gains-affiliate	$74,200	$(3,900)	$70,300
Long-term accounts receivable monetized gains-affiliate	34,000	(15,000)	19,000

Total	$108,200	$(18,900)	$89,300

As of December 31, 2011
Accounts receivable monetized gains-affiliate	$97,000	$—	$97,000
Long-term accounts receivable monetized gains-affiliate	63,700	—	63,700

Total	$160,700	$—	$160,700

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amount of Liabilities Presented in the Balance Sheets
Offsetting Derivative Liabilities
As of June 30, 2012
Put premiums payable-affiliate	$(3,900)	$3,900	$—
Long-term put premiums payable-affiliate	(15,000)	15,000	—

Total	$(18,900)	$18,900	—

As of December 31, 2011
Put premiums payable-affiliate	$—	$—	$—
Long-term put premiums payable-affiliate	—	—	—

Total	$—	$—	$—

ATLAS AMERICA PUBLIC #9 LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheet in accumulated other comprehensive income of $2,700 as of June 30, 2012. For the year ended December 31, 2011 and prior periods, unrealized gains of $83,500, and $20,500 net of the MGP interest, respectively, were recognized into income as a result of oil and gas property impairments. In 2011, the MGP’s portion of the unrealized gains, $31,100 was written-off as part of the terms of the acquisition of the Transferred Business as a non-cash distribution to the MGP. During the current year, $1,900 of monetized proceeds were recorded by the Partnership and allocated only to the limited partners. Of the remaining $2,700 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $1,400 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining $1,300 in later periods.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs represent market data obtained from independent sources; whereas, unobservable inputs reflect the Partnership’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The hierarchy defines three levels of inputs that may be used to measure fair value:

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

Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2012 and 2011.

ATLAS AMERICA PUBLIC #9 LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership Agreement:

•

Administrative costs which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Administrative costs incurred for the three and six months ended June 30, 2012 were $16,700 and $33,500, respectively. Administrative costs incurred for the three and six months ended June 30, 2011 were $16,600 and $33,200, respectively.

•

Monthly well supervision fees which are included in production expenses in the Partnership’s statements of operations are payable at $337 per well per month respectively, for operating and maintaining the wells. Well supervision fees incurred for the three and six months ended June 30, 2012 were $74,900 and $150,600, respectively. Well supervision fees incurred for the three and six months ended June 30, 2011 were $74,700 and $149,300, respectively.

•

Transportation fees which are included in production expenses in the Partnership’s statements of operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three and six months ended June 30, 2012 were $16,400 and $34,500, respectively. Transportation fees incurred for the three and six months ended June 30, 2011 were $31,000 and $62,600, respectively.

•

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Production revenues (in thousands):
Gas	$109	$243	$233	$483
Oil	32	36	47	56

Total	$141	$279	$280	$539
Production volumes:
Gas (mcf/day) (1)	502	482	467	459
Oil (bbls/day) (1)	4	4	3	3

Total (mcfe/day) (1)	526	506	485	477
Average sales prices: (2)
Gas (per mcf) (1) (3)	$2.96	$5.79	$3.35	$6.19
Oil (per bbl) (1)	$100.15	$94.69	$100.18	$92.72
Average production costs:
As a percent of revenues	88%	47%	86%	48%
Per mcfe (1)	$2.61	$2.86	$2.76	$3.00
Depletion per mcfe	$1.42	$2.84	$1.42	$2.88

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)	Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $25,800 and $11,500 for the three months ended June 30, 2012 and 2011, respectively. Previously recognized derivative gains were $51,200 and $30,600 for the six months ended June 30, 2012 and 2011, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $109,500 and $242,500 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $133,000 (55%). The $133,000 decrease in natural gas revenues for the three months ended June 30, 2012 as compared to the prior year similar period was attributable to a $142,900 decrease in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions, partially offset by a $9,900 increase in production volumes. Our production volumes increased to 502 mcf per day for the three months ended June 30, 2012 from 482 mcf per day for the three months ended June 30, 2011, an increase of 20 mcf per day (4%). Our production volumes increased for the three months ended June 30, 2012 as compared to the prior year similar period due to certain wells being moved to a new gathering system.

Our natural gas revenues were $233,100 and $483,400 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $250,300 (52%). The $250,300 decrease in natural gas revenues for the six months ended June 30, 2011 as compared to the prior year similar period was attributable to a $261,000 decrease in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions, partially offset by a $10,700 increase in production volumes. Our production volumes increased to 467 mcf per day for the six months ended June 30, 2012 from 459 mcf per day for the six months ended June 30, 2011, an increase of 8 mcf per day (2%). Our production volumes increased for the six months ended June 30, 2012 as compared to the prior year similar period due to certain wells being moved to a new gathering system.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $31,900 and $36,400 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $4,500 (12%). The $4,500 decrease in oil revenues for the three months ended June 30, 2012 as compared to the prior year similar period was attributable to a $6,200 decrease in production volumes, partially offset by a $1,700 increase in oil prices after the effect of financial hedges. Our production volumes decreased to 3.51 bbls per day for the three months ended June 30, 2012 from 4.23 bbls per day for the three months ended June 30, 2011, a decrease of .72 bbls per day (17%).

Our oil revenues were $47,200 and $56,000 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $8,800 (16%). The $8,800 decrease in oil revenues for the six months ended June 30, 2012 as compared to the prior year similar period was attributable to a $12,300 decrease in production volumes, partially offset by a $3,500 increase in oil prices after the effect of financial hedges. Our production volumes decreased to 2.59 bbls per day for the six months ended June 30, 2012 from 3.34 bbls per day for the six months ended June 30, 2011, a decrease of .75 bbls per day (22%).

Costs and Expenses. Production expenses were $124,300 and $132,200 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $7,900 (6%). Production expenses were $242,200 and $260,500 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $18,300 (7%). The decrease for the three and six months ended June 30, 2012 was primarily attributable to lower transportation fees.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 48% and 47% for the three months ended June 30, 2012 and 2011, respectively; and 44% and 46% for the six months ended June 30, 2012 and 2011, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2012 and 2011 were $27,500 and $24,600, respectively, an increase of $2,900 (12%). For the six months ended June 30, 2012 and 2011 these expenses were $63,600 and $58,300, respectively, an increase of $5,300 (9%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The increase for the three month period ended June 30, 2012 and the increase for the six month period ended June 30, 2012 are primarily attributable to higher third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $177,800 in the six months ended June 30, 2012 to $117,400 as compared to $295,200 for the six months ended June 30, 2011. This decrease was due to a decrease in net loss before depletion and accretion of $246,200, partially offset by an increase of a net non-cash loss on hedge instruments of $20,200. In addition, the change in accrued liabilities increased operating cash flows by $3,600 and the change in accounts receivable trade-affiliate increased operating cash flows of $44,600 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Cash used in financing activities decreased $142,200 during the six months ended June 30, 2012 to $157,900 from $300,100 for the six months ended June 30, 2011. This decrease was due to a decrease in cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2012, our MGP had not withheld any funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Atlas America Public #9 Ltd.

ATLAS RESOURCES, LLC, Managing General Partner

Date: August 14, 2012	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2012	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer