Form 10-Q
period 2013-06-30
ATLAS AMERICA PUBLIC #9 LTD.
filed 2013-08-13
CIK 1121745

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

ATLAS AMERICA PUBLIC #9 LTD.

(A Pennsylvania Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Condensed Financial Statements (Unaudited)...........................................................................................................

	Condensed Balance Sheets as of June 30, 2013 and December 31, 2012........................................	3

	Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012	4

	Condensed Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2013 and 2012	5

	Condensed Statement of Changes in Partners’ Capital for the six months ended June 30, 2013	6

	Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012.	7

	Notes to Condensed Financial Statements...................................................................................................................	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations...	17

Item 4:	Controls and Procedures...........................................................................................................................................................	20

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings...........................................................................................................................................................................	20

Item 6:	Exhibits.....................................................................................................................................................................................................	21

SIGNATURES...		22

CERTIFICATIONS...		23

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents...............................................................................................	$ 31,900	$ 4,800
Accounts receivable trade-affiliate.............................................................................	181,600	145,900
Accounts receivable monetized gains-affiliate...................................................	19,100	38,200
Current portion of derivative assets...........................................................................	1,300	1,800
Total current assets.................................................................................................................	233,900	190,700

Oil and gas properties, net.................................................................................................	2,249,100	2,554,500
Long-term derivative assets.............................................................................................	5,000	7,800
	$ 2,488,000	$ 2,753,000

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities.......................................................................................................................	$ 3,400	$ 900
Total current liabilities..............................................................................................................	3,400	900

Asset retirement obligation.................................................................................................	1,280,300	1,246,400
Long-term put premiums payable-affiliate...............................................................	5,000	2,500

Commitments and contingencies....................................................................................	—	—

Partners’ capital:
Managing general partner’s interest............................................................................	784,400	838,400
Limited partners’ interest (1,500 units)......................................................................	426,900	680,400
Accumulated other comprehensive loss.................................................................	(12,000)	(15,600)
Total partners' capital..............................................................................................................	1,199,300	1,503,200
	$ 2,488,000	$ 2,753,000

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES
Natural gas and oil....................................................	$ 223,000	$ 141,400	$ 423,400	$ 280,300
Total revenues.............................................................	223,000	141,400	423,400	280,300

COSTS AND EXPENSES
Production.......................................................................	123,300	124,300	245,600	242,200
Depletion..........................................................................	151,100	67,300	305,100	124,300
Accretion of asset retirement obligation..	17,000	15,500	33,900	30,900
General and administrative................................	29,000	27,500	63,700	63,600
Total costs and expenses..................................	320,400	234,600	648,300	461,000
Net loss.............................................................................	$ (97,400)	$ (93,200)	$ (224,900)	$ (180,700)

Allocation of net loss:
Managing general partner...................................	$ (13,300)	$ (23,400)	$ (36,700)	$ (49,000)
Limited partners..........................................................	$ (84,100)	$ (69,800)	$ (188,200)	$ (131,700)
Net loss per limited partnership unit............	$ (56)	$ (47)	$ (125)	$ (88)

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss...................................................................................................................................................	$ (97,400)	$ (93,200)	$ (224,900)	$ (180,700)
Other comprehensive income (loss):
Unrealized holding gain (loss) on cash flow hedging contracts.................	500	(1,500)	(6,300)	(1,500)
Difference in estimated hedge gains receivable.....................................................	2,200	500	12,500	11,900
Reclassification adjustment for losses (gains) realized in net loss from cash flow hedges	700	(1,100)	(2,600)	(13,600)
Total other comprehensive income (loss).....................................................................	3,400	(2,100)	3,600	(3,200)
Comprehensive loss.....................................................................................................................	$ (94,000)	$ (95,300)	$ (221,300)	$ (183,900)

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED

June 30, 2013

(Unaudited)

Accumulated
Other
	Managing		Comprehensive
	General	Limited	Income (Loss)
	Partner	Partners	(Cash Flow Hedges)	Total

Balance at January 1, 2013	$ 838,400	$ 680,400	$ (15,600)	$ 1,503,200

Participation in revenues and expenses:
Net production revenues..............................	$ 62,700	$ 115,100	$ 0	$ 177,800
Depletion...................................................................	$ (64,800)	$ (240,300)	$ 0	$ (305,100)
Accretion of asset retirement obligation	$ (12,000)	$ (21,900)	$ 0	$ (33,900)
General and administrative.........................	$ (22,600)	$ (41,100)	$ 0	$ (63,700)
Net loss......................................................................	$ (36,700)	$ (188,200)	$ 0	$ (224,900)

Other comprehensive income...................	$ 0	$ 0	$ 3,600	$ 3,600

Distributions to partners................................	$ (17,300)	$ (65,300)	$ 0	$ (82,600)

Balance at June 30, 2013	$ 784,400	$ 426,900	$ (12,000)	$ 1,199,300

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net loss..................................................................................................................................................................	$ (224,900)	$ (180,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion................................................................................................................................................................	305,100	124,300
Non-cash loss on derivative value....................................................................................................	28,500	50,800
Accretion of asset retirement obligation.......................................................................................	33,900	30,900
(Increase) decrease in accounts receivable-affiliate.........................................................	(35,700)	85,100
Increase in accrued liabilities.................................................................................................................	2,500	7,000
Net cash provided by operating activities....................................................................................	109,400	117,400

Cash flows from investing activities:
Proceeds from the sale of tangible equipment............................................................................	300	500
Net cash provided by investing activities.......................................................................................	300	500

Cash flows from financing activities:
Distributions to partners............................................................................................................................	(82,600)	(157,900)
Net cash used in financing activities...............................................................................................	(82,600)	(157,900)

Net increase (decrease) in cash and cash equivalents...................................................	27,100	(40,000)
Cash and cash equivalents at beginning of period...............................................................	4,800	68,000
Cash and cash equivalents at end of period.............................................................................	$ 31,900	$ 28,000

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

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

The Partnership’s operating cash flows are generated from its wells, which produce natural gas and oil. Produced natural gas and oil is then delivered to market through affiliated and or third-party gas gathering systems. The Partnership does not plan to sell any of its wells and intends to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. The Partnership expects that no other wells will be drilled and no additional funds will be required for drilling.

The accompanying condensed financial statements, which are unaudited, except that the condensed balance sheet at December 31, 2012 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 may not necessarily be indicative of the results of operations for the year ended December 31, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In management's opinion, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC").

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and six months ended June 30, 2013 and 2012 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At June 30, 2013 and December 31, 2012, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

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

The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil and natural gas liquids are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel to six mcf of natural gas.

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $305,100 and $124,300 for the six months ended June 30, 2013 and 2012, respectively.

Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets.

The following is a summary of oil and gas properties at the dates indicated:

	June 30,	December 31,
	2013	2012
Proved properties:
Leasehold interests.................................................................................................	$ 254,600	$ 254,600
Wells and related equipment.............................................................................	18,327,700	18,328,000
Total natural gas and oil properties..............................................................	18,582,300	18,582,600

Accumulated depletion and impairment....................................................	(16,333,200)	(16,028,100)
Oil and gas properties, net.................................................................................	$ 2,249,100	$ 2,554,500

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

In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. The Partnership may have to pay additional consideration in the future as a well becomes uneconomic under the terms of the Partnership Agreement in order to recover these reserves. There were no impairments recorded during the three and six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012.

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

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL's, crude oil, and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at June 30, 2013 and December 31, 2012 of $141,300 and $118,500, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive Loss

Comprehensive loss includes net (loss) income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net (loss) income. These changes, other than net (loss) income, are referred to as "other comprehensive loss" and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges.

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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Asset retirement obligation at beginning of period	$ 1,263,300	$ 1,226,400	$ 1,246,400	$ 1,211,000
Accretion expense.....................................................	17,000	15,500	33,900	30,900
Asset retirement obligation at end of period	$ 1,280,300	$ 1,241,900	$ 1,280,300	$ 1,241,900

NOTE 4 - DERIVATIVE INSTRUMENTS

The MGP, on behalf of the Partnership, uses a number of different derivative instruments, principally swaps, collars and options, in connection with the Partnership’s commodity price risk management activities. Management enters into financial instruments to hedge forecasted commodity sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold. Under commodity-based swap agreements, the Partnership receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based put option instruments are contractual agreements that require the payment of a premium and grant the purchaser of the put option the right, but not the obligation, to receive the difference between a fixed, or strike price and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. The put option instrument sets a floor price for commodity sales being hedged. Costless collars are a combination of a purchased put option and a sold call option, in which the premiums net to zero. The costless collar eliminates the initial cost of the purchased put, but places a ceiling price for commodity sales being hedged.

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

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheets of $6,300 at June 30, 2013.

At June 30, 2013, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production
Period Ending
December 31,	Volumes	Average Strike	Fair Value Asset (2)
	(MMBtu)(1)	(per MMBtu)(1)
2013	3,800	$ 3.45	$ 400
2014	6,300	$ 3.80	$ 2,000
2015	5,000	$ 4.00	$ 1,900
2016	5,000	$ 4.15	$ 2,000
			$ 6,300

________________

(1) “MMBtu” represents million British Thermal Units.

(2) Fair value based on forward New York Mercantile Exchange (“NYMEX”) natural gas prices, as applicable.

The following table summarizes the gain or loss recognized in the statements of operations for the three and six months ended June 30, 2013 and 2012:

Effects of Derivative Instruments on statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gain (loss) from cash flow hedges recognized in accumulated other comprehensive income	$ 500	$ (1,500)	$ (6,300)	$ (1,500)
(Loss) gain from cash flow hedges reclassified from accumulated other comprehensive income into natural gas and oil revenues	$ (700)	$ 1,100	$ 2,600	$ 13,600

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

The Partnership recognized a loss of $700 and a gain of $1,100 for the three months ended June 30, 2013 and 2012, respectively, on settled contracts covering commodity production. The Partnership recognized gains of $2,600 and $13,600 for the six months ended June 30, 2013 and 2012, respectively, on settled contracts covering commodity production. The losses and gains were included within gas and oil production revenue in the Partnership’s statements of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2013 and 2012 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

Monetized Gains

Prior to February 17, 2011 (date of the Transferred Business), Atlas Energy Inc., (“AEI”) monetized its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business. AEI also monetized derivative instruments that were specifically related to the future natural gas and oil production of the Partnership. At June 30, 2013 and December 31, 2012, remaining hedge monetization cash proceeds of $22,700 and $41,800 related to the amounts hedged on behalf of the Partnerships’ limited partners were included within accounts receivable monetized gains-affiliate, respectively, and $4,000 and $8,400 in long-term put premiums payable-affiliate, respectively, on the Partnership’s balance sheets. The Partnership will allocate the monetized net proceeds to the limited partners based on the natural gas and oil production generated over the period of the original derivative contracts.

During June 2012, the MGP used the undistributed monetized funds to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At June 30, 2013 and December 31, 2012, the put premiums were recorded as short-term payables to affiliate of $3,600 and $3,600, respectively, and long-term payables to affiliate of $9,000 and $10,900, respectively.  Furthermore, the current portion of the put premium liability was included in accounts receivable monetized gains-affiliate and the long-term receivable monetized gains-affiliate was included in long-term put premiums payable-affiliate in the Partnership’s balance sheets, presenting the impact of offsetting the related party assets and liabilities. The put premiums included on the Partnership’s balance sheets are allocable to the limited partners only.

The following table summarizes the gross and net fair values of the Partnership’s affiliate balances on the Partnership’s balance sheets for the periods indicated:

	Gross Amounts	Gross Amounts	Net Amount of Assets
	of Recognized	Offset in the	Presented in the
	Assets	Balance Sheets	Balance Sheets

Offsetting Assets

As of June 30, 2013

Accounts receivable monetized gains-affiliate	$ 22,700	$ (3,600)	$ 19,100
Long-term accounts receivable monetized gains-affiliate..............................................................	4,000	(4,000)	0

Total....................................................................................	$ 26,700	$ (7,600)	$ 19,100

As of December 31, 2012

Accounts receivable monetized gains-affiliate	$ 41,800	$ (3,600)	$ 38,200
Long-term accounts receivable monetized gains-affiliate..............................................................	8,400	(8,400)	0

Total....................................................................................	$ 50,200	$ (12,000)	$ 38,200

	Gross Amounts	Gross Amounts	Net Amount of Liabilities
	of Recognized	Offset in the	Presented in the
	Liabilities	Balance Sheets	Balance Sheets

Offsetting Liabilities

As of June 30, 2013

Put premiums payable-affiliate.......................	$ (3,600)	$ 3,600	$ 0
Long-term put premiums payable-affiliate	(9,000)	4,000	(5,000)

Total....................................................................................	$ (12,600)	$ 7,600	$ (5,000)

As of December 31, 2012

Put premiums payable-affiliate.......................	$ (3,600)	$ 3,600	$ 0
Long-term put premiums payable-affiliate	(10,900)	8,400	(2,500)

Total....................................................................................	$ (14,500)	$ 12,000	$ (2,500)

Accumulated Other Comprehensive Income (Loss)

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options, and the unrealized gains recognized in earnings in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred loss on its balance sheets in accumulated other comprehensive loss of $12,000 as of June 30, 2013. Included in other comprehensive loss are unrealized gains of $32,400, net of the MGP interest, that were recognized into earnings as a result of oil and gas property impairments during prior periods. During the current year, $1,300  of net gains were recorded by the Partnership and allocated only to the limited partners. Of the remaining $12,000 of net unrealized loss in accumulated other comprehensive loss, the Partnership will reclassify $6,900 of net losses to the Partnership’s statements of operations over the next twelve month period and the remaining $5,100 in later periods.

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

Information for assets and liabilities measured at fair value at June 30, 2013 and December 31, 2012 was as follows:

	Level 1	Level 2	Level 3	Total
As of June 30, 2013
Derivative assets, gross
Commodity puts..............................	$ 0	$ 6,300	$ 0	$ 6,300
Derivative liabilities, gross
Commodity puts..............................	$ 0	$ 0	$ 0	$ 0

Total derivatives, fair value, net	$ 0	$ 6,300	$ 0	$ 6,300

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Derivative assets, gross
Commodity puts..............................	$ 0	$ 9,600	$ 0	$ 9,600
Derivative liabilities, gross
Commodity puts..............................	0	0	0	0

Total derivatives, fair value, net	$ 0	$ 9,600	$ 0	$ 9,600

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2013 and 2012.

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Monthly well supervision fees, which are included in production expenses in the Partnership’s statements of operations are payable at $337 per well per month for operating and maintaining the wells. Transportation fees are included in production expenses in the Partnership’s statements of operations and are generally payable at 13% of the natural gas sales price. The following table provides information with respect to these costs and the periods incurred.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Administrative....................................................	$ 15,800	$ 16,700	$ 31,700	$ 33,500
Supervision.........................................................	70,800	74,900	142,400	150,600
Transportation...................................................	25,900	16,400	47,300	34,500
Total...........................................................................	$ 112,500	$ 108,000	$ 221,400	$ 218,600

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Beginning one year after each of the Partnership's wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of June 30, 2013, the MGP has not withheld any such funds. The MGP is currently evaluating its right to exercise this option based on several factors such as commodity prices, the natural decline in well production, and current and future plugging services and costs.

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

Our operating cash flows are generated from our wells, which produce natural gas and oil. Our produced natural gas and oil is then delivered to market through affiliated and or third-party gas gathering systems. We do not plan to sell any of our wells and intend to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. We expect that no other wells will be drilled and no additional funds will be required for drilling.

Overview

The following discussion provides information to assist in understanding our financial condition and results of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated and or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our MGP, as operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:

•	well tending, routine maintenance and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials, and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2013, our MGP had not withheld any funds for this purpose.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs, and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Production revenues (in thousands):
Gas...........................................................................	$ 194	$ 109	$ 359	$ 233
Oil...............................................................................	29	32	65	47
Total..........................................................................	$ 223	$ 141	$ 424	$ 280

Production volumes:
Gas (mcf/day) (1)..........................................	498	502	505	467
Oil (bbl/day) (1)................................................	4	4	4	3
Total (mcfe/day) (1)......................................	522	526	529	485

Average sales prices: (2)
Gas (per mcf) (1) (3)..................................	$ 4.60	$ 2.96	$ 4.23	$ 3.35
Oil (per bbl) (1).................................................	$ 90.93	$ 100.15	$ 91.76	$ 100.18

Production costs:
As a percent of revenues.......................	55%	88%	58%	86%
Per mcfe (1).......................................................	$ 2.61	$ 2.61	$ 2.57	$ 2.76

Depletion per mcfe........................................	$ 3.20	$ 1.42	$ 3.19	$ 1.42

___________

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $14,600 and $25,800 for the three months ended June 30, 2013 and 2012, respectively. Previously recognized derivative gains were $28,800 and $51,200 for the six months ended June 30, 2013 and 2012, respectively.

Natural Gas Revenues. Our natural gas revenues were $193,800 and $109,500 for the three months ended June 30, 2013 and 2012, respectively, an increase of $84,300  (77%). The $84,300 increase in natural gas revenues for the three months ended June 30, 2013 as compared to the prior year similar period was attributable to a $85,100 increase in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions, partially offset by a $800 decrease in production volumes. Our production volumes decreased to 498 mcf per day for the three months ended June 30, 2013 from 502 mcf per day for the three months ended June 30, 2012, a decrease of 4 mcf per day (1%). The overall decrease in natural gas production volumes for the three months ended June 30, 2013 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $358,600 and $233,100 for the six months ended June 30, 2013 and 2012, respectively, an increase of $125,500  (54%). The $125,500 increase in natural gas revenues for the six months ended June 30, 2013 as compared to the prior year similar period was attributable to a $107,500 increase in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions, and a $18,000 increase in production volumes. Our production volumes increased to 505 mcf per day for the six months ended June 30, 2013 from 467 mcf per day for the six months ended June 30, 2012, an increase of 38 mcf per day (8%). The overall increase in natural gas production volumes for the six months ended June 30, 2013 as compared to the prior year similar period due to an increase in available pipeline capacity.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $29,200 and $31,900 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $2,700  (8%). The $2,700 decrease in oil revenues for the three months ended June 30, 2013 as compared to the prior year similar period was attributable to a $2,900 decrease in oil prices after the effect of financial hedges, partially offset by a $200 increase in production volumes. Our production volumes increased to 3.54 bbls per day for the three months ended June 30, 2013 from 3.51 bbls per day for the three months ended June 30, 2012, an increase of .03 bbls per day (1%).

Our oil revenues were $64,800 and $47,200 for the six months ended June 30, 2013 and 2012, respectively, an increase of $17,600  (37%). The $17,600 increase in oil revenues for the six months ended June 30, 2013 as compared to the prior year similar period was attributable to a $23,600 increase in production volumes, partially offset by a  $6,000 decrease in oil prices after the effect of financial hedges. Our production volumes increased to 3.9 bbls per day for the six months ended June 30, 2013 from 2.59 bbls per day for the six months ended June 30, 2012, an increase of 1.31 bbls per day (51%).

Costs and Expenses. Production expenses were $123,300 and $124,300 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $1,000  (1%). Production expenses were $245,600 and $242,200 for the six months ended June 30, 2013 and 2012, respectively, an increase of $3,400  (1%). The change in production costs for the three and six months ended June 30, 2013 is mostly due to an increase in transportation costs offset by a decrease in repairs and maintenance.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 68% and 48% for the three months ended June 30, 2013 and 2012, respectively, and 72% and 44% for the six months ended June 30, 2013 and 2012, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2013 and 2012 were $29,000 and $27,500, respectively, an increase of $1,500  (5%). For the six months ended June 30, 2013 and 2012 these expenses were $63,700 and $63,600, respectively, an increase of $100. These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The increase for the three and six months ended June 30, 2013 are primarily due to third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $8,000 in the six months ended June 30, 2013 to $109,400 as compared to $117,400 for the six months ended June 30, 2012. This decrease was due to a decrease in the change in accrued liabilities of $4,500,  a decrease in a  net non-cash loss on hedge instruments of $22,300, and a decrease in the change in accounts receivable trade-affiliate of $120,800.  The decrease was partially offset by an increase in net earnings before depletion and accretion of $139,600 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Cash provided by investing activities was $300 and $500 for the six months ended June 30, 2013 and 2012, respectively, from the proceeds from the sale of tangible equipment.

Cash used in financing activities decreased $75,300 during the six months ended June 30, 2013 to $82,600 from $157,900 for the six months ended June 30, 2012. This decrease was due to a decrease in cash distributions to partners.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

____________

(1)	Filed on September 8, 2000 in the Form SB-2 Registration Statement dated September 8, 2000, File No. 333-44130

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #9 LTD.

ATLAS RESOURCES, LLC, Managing General Partner

Date: August 13, 2013	By:/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2013	By:/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer