Form 10-Q
period 2013-09-30
ATLAS AMERICA PUBLIC #9 LTD.
filed 2013-11-12
CIK 1121745

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(412)-489-0006

Issuer’s telephone number, including area code:

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

ATLAS AMERICA PUBLIC #9 LTD.

(A Pennsylvania Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,600	$4,800
Accounts receivable trade-affiliate	160,900	145,900
Accounts receivable monetized gains-affiliate	11,700	38,200
Current portion of derivative assets	1,500	1,800
Total current assets	200,700	190,700

Oil and gas properties, net	2,110,200	2,554,500
Long-term derivative assets	5,300	7,800
	$2,316,200	$2,753,000
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$13,100	$900
Total current liabilities	13,100	900

Asset retirement obligation	1,297,200	1,246,400
Long-term put premiums payable-affiliate	6,400	2,500

Commitments and contingencies	—	—

Partners’ capital:
Managing general partner’s interest	735,800	838,400
Limited partners’ interest (1,500 units)	272,100	680,400
Accumulated other comprehensive loss	(8,400)	(15,600)
Total partners’ capital	999,500	1,503,200
	$2,316,200	$2,753,000

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Natural gas and oil	$164,100	$165,900	$587,500	$446,200
Total revenues	164,100	165,900	587,500	446,200

COSTS AND EXPENSES
Production	121,900	117,500	367,500	359,700
Depletion	138,900	66,100	444,000	190,400
Accretion of asset retirement obligation	16,900	15,400	50,800	46,300
General and administrative	33,600	32,800	97,300	96,400
Total costs and expenses	311,300	231,800	959,600	692,800
Net loss	$(147,200)	$(65,900)	$(372,100)	$(246,600)

Allocation of net loss:
Managing general partner	$(33,000)	$(13,400)	$(69,700)	$(62,400)
Limited partners	$(114,200)	$(52,500)	$(302,400)	$(184,200)
Net loss per limited partnership unit	$(76)	$(35)	$(202)	$(123)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(147,200)	$(65,900)	$(372,100)	$(246,600)
Other comprehensive income (loss):
Unrealized holding gain (loss) on cash flow hedging contracts	1,300	(6,200)	(5,000)	(7,700)
Difference in estimated hedge gains receivable	4,200	—	16,700	11,900
Reclassification adjustment for gains realized in net loss from cash flow hedges	(1,900)	(700)	(4,500)	(14,300)
Total other comprehensive income (loss)	3,600	(6,900)	7,200	(10,100)
Comprehensive loss	$(143,600)	$(72,800)	$(364,900)	$(256,700)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED

September 30, 2013

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013	$838,400	$680,400	$(15,600)	$1,503,200

Participation in revenues and expenses:
Net production revenues	77,200	142,800	—	220,000
Depletion	(94,400)	(349,600)	—	(444,000)
Accretion of asset retirement obligation	(18,000)	(32,800)	—	(50,800)
General and administrative	(34,500)	(62,800)	—	(97,300)
Net loss	(69,700)	(302,400)	—	(372,100)

Other comprehensive income	—	—	7,200	7,200

Distributions to partners	(32,900)	(105,900)	—	(138,800)

Balance at September 30, 2013	$735,800	$272,100	$(8,400)	$999,500

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(372,100)	$(246,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	444,000	190,400
Non-cash gain on derivative value	40,400	73,400
Accretion of asset retirement obligation	50,800	46,300
(Increase) decrease in accounts receivable-affiliate	(15,000)	50,200
Increase in accrued liabilities	12,200	2,800
Net cash provided by operating activities	160,300	116,500

Cash flows from investing activities:
Proceeds from sale of tangible equipment	300	500
Net cash provided by investing activities	300	500

Cash flows from financing activities:
Distributions to partners	(138,800)	(180,000)
Net cash used in financing activities	(138,800)	(180,000)

Net increase (decrease) in cash and cash equivalents	21,800	(63,000)
Cash and cash equivalents at beginning of period	4,800	68,000
Cash and cash equivalents at end of period	$26,600	$5,000

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013

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

The accompanying condensed financial statements, which are unaudited, except that the condensed balance sheet at December 31, 2012 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 may not necessarily be indicative of the results of operations for the year ended December 31, 2013.

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2013 and 2012 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At September 30, 2013 and December 31, 2012, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

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

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $444,000 and $190,400 for the nine months ended September 30, 2013 and 2012, respectively.

Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets.

The following is a summary of oil and gas properties at the dates indicated:

	September 30, 2013	December 31, 2012
Proved properties:
Leasehold interest	$254,600	$254,600
Wells and related equipment	18,327,700	18,328,000
Total natural gas and oil properties	18,582,300	18,582,600
Accumulated depletion and impairment	(16,472,100)	(16,028,100)
Oil and gas properties, net	$2,110,200	$2,554,500

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

In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. The Partnership may have to pay additional consideration in the future as a well becomes uneconomic under the terms of the Partnership Agreement in order to recover these reserves. There were no impairments recorded during the three and nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012.

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

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL’s, crude oil, and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at September 30, 2013 and December 31, 2012 of $101,000 and $118,500, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive Income (loss)

Comprehensive income (loss) includes net (loss) income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net (loss) income. These changes, other than net (loss) income, are referred to as “other comprehensive income (loss)” and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“Update 2013-10”). Currently, Topic 815 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. In addition, only the interest rates on direct Treasury obligations of the U.S. Government (“UST”) and the London Interbank Offered Rate (“LIBOR”) swap rate are considered benchmark interest rates. Update 2013-10 amends Topic 815 to include the Overnight Index Swap Rate (“OIS”), also referred to as the Fed Funds Effective Swap Rate, as a U.S. benchmark interest rate for hedge accounting purposes. Including the OIS as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance in Topic 815. Update 2013-10 is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Partnership adopted the requirements of Update 2013-10 upon its effective date of July 17, 2013, and it had no material impact on its financial position, results of operations or related disclosures.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) (“Update 2013-02”). Update 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income if the amount reclassified to net income in its entirety is in the same reporting period as incurred. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to reference to other disclosures that provide additional detail about those amounts. Entities are required to implement the amendments prospectively for reporting periods beginning after December 15, 2012, with early adoption being permitted. The Partnership adopted the requirements of Update 2013-02 upon its effective date of January 1, 2013, and it had no material impact on its financial position, results of operations or related disclosures.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“Update 2013-04”). Update 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. Update 2013-04 requires an entity to measure joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, Update 2013-04 provides disclosure guidance on the nature and amount of the obligation as well as other information. Update 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Partnership will apply the requirements of Update 2013-04 upon its effective date of January 1, 2014, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

NOTE 3—ASSET RETIREMENT OBLIGATION

The Partnership recognized an estimated liability for the plugging and abandonment of its oil and gas wells and related facilities. It also recognizes a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Partnership also considered the estimated salvage value in the depletion calculation. The estimated liability was based on the MGP’s historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability was discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in cost estimates, remaining lives of the wells or if federal or state regulators enact new plugging and abandonment requirements. The Partnership has no assets legally restricted for purposes of setting asset retirement obligations. Except for the Partnership’s gas and oil properties, the Partnership determined that there were no other material retirement obligations associated with tangible long-lived assets.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Asset retirement obligation at beginning of period	$1,280,300	$1,241,900	$1,246,400	$1,211,000
Accretion expense	16,900	15,400	50,800	46,300
Asset retirement obligation at end of period	$1,297,200	$1,257,300	$1,297,200	$1,257,300

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

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheet of $6,800 and $9,600 at September 30, 2013 and December 31, 2012, respectively.

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

At September 30, 2013, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production Period Ending December 31,	Volumes (MMBtu) (1)	Average Fixed Price (per MMBtu) (1)	Fair Value Asset (2)
2013	1,900	$3.450	$100
2014	6,300	3.800	1,900
2015	5,000	4.000	2,100
2016	5,000	4.150	2,700
			$6,800

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward New York Mercantile Exchange (“NYMEX”) natural gas prices, as applicable.

Effects of Derivative Instruments on Statements of Operations:

The following table summarizes the gain or loss recognized in the statements of operations for effective derivative instruments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain from cash flow hedges reclassified from accumulated other comprehensive income (loss) into natural gas and oil revenues	$1,900	$700	$4,500	$14,300

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and nine months ended September 30, 2013 and 2012 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

Monetized Gains

Prior to February 17, 2011 (date of the Transferred Business), Atlas Energy Inc., (“AEI”) monetized its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business. AEI also monetized derivative instruments that were specifically related to the future natural gas and oil production of the Partnership. At September 30, 2013 and December 31, 2012, remaining hedge monetization cash proceeds of $15,300 and $41,800 related to the amounts hedged on behalf of the Partnership’s limited partners were included within accounts receivable monetized gains-affiliate, respectively, and $1,800 and $8,400 in long-term put premiums payable-affiliate, respectively, on the Partnership’s balance sheets. The Partnership will allocate the monetized net proceeds to the limited partners based on the natural gas and oil production generated over the period of the original derivative contracts.

During June 2012, the MGP used the undistributed monetized funds to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At September 30, 2013 and December 31, 2012, the put premiums were recorded as short-term payables to affiliate of $3,600 and $3,600, respectively, and long-term payables to affiliate of $8,200 and $10,900, respectively. Furthermore, the current portion of the put premium liability was included in accounts receivable monetized gains-affiliate and the long-term receivable monetized gains-affiliate was included in long term put premiums payable-affiliate in the Partnership’s balance sheets, presenting the impact of offsetting the related party assets and liabilities. The put premiums included on the Partnership’s balance sheets are allocable to the limited partners only.

The following table summarizes the gross and net fair values of the Partnership’s balances on the Partnership’s balance sheets for the periods indicated:

Offsetting Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets
As of September 30, 2013
Accounts receivable monetized gains-affiliate	$15,300	$(3,600)	$11,700
Long-term receivable monetized gains-affiliate	1,800	(1,800)	—
Total	$17,100	$(5,400)	$11,700

As of December 31, 2012
Accounts receivable monetized gains-affiliate	$41,800	$(3,600)	$38,200
Long-term receivable monetized gains-affiliate	8,400	(8,400)	—
Total	$50,200	$(12,000)	$38,200

Offsetting Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amount of Liabilities Presented in the Balance Sheets
As of September 30, 2013
Put premiums payable-affiliate	$(3,600)	$3,600	$—
Long-term put premiums payable-affiliate	(8,200)	1,800	(6,400)
Total	$(11,800)	$5,400	$(6,400)

As of December 31, 2012
Put premiums payable-affiliate	$(3,600)	$3,600	$—
Long-term put premiums payable-affiliate	(10,900)	8,400	(2,500)
Total	$(14,500)	$12,000	$(2,500)

Accumulated Other Comprehensive Income

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options, and the unrealized gains recognized in earnings in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred loss on its balance sheets in accumulated other comprehensive loss of $8,400 as of September 30, 2013. Included in accumulated other comprehensive income are unrealized gains of $20,500, net of the MGP interest, that were recognized into earnings as a result of oil and gas property impairments during prior periods. During the current year, $2,600 of net gains were recorded by the Partnership and allocated only to the limited partners. Of the remaining $8,400 of net unrealized loss in accumulated other comprehensive loss, the Partnership will reclassify $5,100 of net losses to the Partnership’s statements of operations over the next twelve month period and the remaining losses of $3,300 in later periods.

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

Level 1-Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2-Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3-Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short term maturities of such financial instruments. The Partnership uses a market approach fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 4). The Partnership manages and reports the derivative assets and liabilities on the basis of its net exposure to market risks and credit risks by counterparty. The Partnership’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative instruments are calculated by utilizing commodity indices, quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

Information for assets and liabilities measured at fair value at September 30, 2013 and December 31, 2012 was as follows:

	Level 1	Level 2	Level 3	Total
As of September 30, 2013
Derivative assets, gross
Commodity puts	$—	$6,800	$—	$6,800
Derivative liabilities, gross
Commodity puts	$—	$—	$—	$—
Total derivative, fair value, net	$—	$6,800	$—	$6,800

As of December 31, 2012
Derivative assets, gross
Commodity puts	$—	$9,600	$—	$9,600
Derivative liabilities, gross
Commodity puts	$—	$—	$—	$—
Total derivative, fair value, net	$—	$9,600	$—	$9,600

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2013 and 2012.

NOTE 6—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s statements of operations, are payable at $337 per well per month for operating and maintaining the wells. Transportation fees, which are included in production expenses in the Partnership’s statements of operations, are generally payable at 13% of the natural gas sales price.

The following table provides information with respect to these costs and the periods incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Administrative	$15,700	$16,800	$47,400	$50,300
Supervision	70,900	75,700	213,300	226,300
Transportation	21,100	19,900	68,400	54,400
Total	$107,700	$112,400	$329,100	$331,000

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of September 30, 2013, the MGP has not withheld any such funds. The MGP is currently evaluating its right to exercise this option based on several factors such as commodity prices, the natural decline in well production, and current and future plugging services and costs.

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

General

Atlas America Public #9 LTD. (“we”, “us” or the “Partnership”) is a Pennsylvania limited partnership, formed on July 27, 2000 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials, and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2013, our MGP had not withheld any funds for this purpose.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Production revenues (in thousands):
Gas	$161	$134	$520	$367
Oil	3	32	68	79
Total	$164	$166	$588	$446

Production volumes:
Gas (mcf/day) (1)	472	483	494	472
Oil (bbls/day) (1)	—	4	3	3
Total (mcfe/day) (1)	472	507	512	490

Average sales prices (2)
Gas (per mcf) (1) (3)	$3.98	$3.53	$4.15	$3.41
Oil (per bbl) (1)	$102.67	$87.89	$92.20	$94.81

Production costs:
As a percent of revenues	74%	71%	63%	81%
Per mcfe (1)	$2.79	$2.52	$2.64	$2.68

Depletion per mcfe	$3.18	$1.42	$3.19	$1.42

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcf to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $11,900 and $22,900 for the three months ended September 30, 2013 and 2012, respectively. Previously recognized derivative gains were $40,600 and $74,100 for the nine months ended September 30, 2013 and 2012, respectively.

Natural Gas Revenues. Our natural gas revenues were $161,000 and $133,700 for the three months ended September 30, 2013 and 2012, respectively, an increase of $27,300 (20%). The $27,300 increase in natural gas revenues for the three months ended September 30, 2013 as compared to the prior year similar period was attributable to a $30,100 increase in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions, partially offset by a $2,800 decrease in production volumes. Our production volumes decreased to 472 mcf per day for the three months ended September 30, 2013 from 483 mcf per day for the three months ended September 30, 2012, a decrease of 11 mcf per day (2%). The overall decrease in natural gas production volumes for the three months ended September 30, 2013 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $519,600 and $366,800 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $152,800 (42%). The $152,800 increase in natural gas revenues for the nine months ended September 30, 2013 as compared to the prior year similar period was attributable to a $15,900 increase in production volumes and a $136,900 increase in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions. Our production volumes increased to 494 mcf per day for the nine months ended September 30, 2013 from 472 mcf per day for the nine months ended September 30, 2012, an increase of 22 mcf per day (5%). The overall increase in natural gas production volumes for the nine months ended September 30, 2013 as compared to the prior year similar period resulted primarily from an increase in available pipeline capacity.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $3,100 and $32,200 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $29,100 (90%). The $29,100 decrease in oil revenues for the three months ended September 30, 2013 as compared to the prior year similar period was attributable to a $29,600 decrease in production volumes, partially offset by a $500 increase in oil prices after the effect of financial hedges. Our production volumes decreased to .32 bbls per day for the three months ended September 30, 2013 from 3.97 bbls per day for the three months ended September 30, 2012, a decrease of 3.65 bbl per day (92%).

Our oil revenues were $67,900 and $79,400 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $11,500 (14%). The $11,500 decrease in oil revenues for the nine months ended September 30, 2013 as compared to the prior year similar period was attributable to a $9,500 decrease in production volumes and a $1,900 decrease in oil prices after the effect of financial hedges. Our production volumes decreased to 2.70 bbls per day for the nine months ended September 30, 2013 from 3.05 bbls per day for the nine months ended September 30, 2012, a decrease of .35 bbl per day (11%).

Costs and Expenses. Production expenses were $121,900 and $117,500 for the three months ended September 30, 2013 and 2012, respectively, an increase of $4,400 (4%). Production expenses were $367,500 and $359,700 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $7,800 (2%). The increases for the three and nine months ended September 30, 2013 were mostly due to higher transportation fees.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 85% and 40% for the three months ended September 30, 2013 and 2012, respectively, and 76% and 43% for the nine months ended September 30, 2013 and 2012, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2013 and 2012 were $33,600 and $32,800, respectively, an increase of $800 (2%). For the nine months ended September 30, 2013 and 2012 these expenses were $97,300 and $96,400, respectively, an increase of $900 (1%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The increases for the three and nine months ended September 30, 2013 are primarily due to third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities increased $43,800 in the nine months ended September 30, 2013 to $160,300 as compared to $116,500 for the nine months ended September 30, 2012. This increase was due to an increase in net income before depletion and accretion of $132,600 and an increase in the change in accrued liabilities of $9,400. The increase was partially offset by a decrease in the non-cash loss on hedge instruments of $33,000 and a decrease in the change in accounts receivable trade-affiliate of $65,200 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Cash provided by investing activities was $300 for the nine months ended September 30, 2013, resulting from proceeds from the sale of tangible equipment. Cash provided by investing activities was $500 for the nine months ended September 30, 2012 resulting from proceeds from the sale of tangible equipment.

Cash used in financing activities decreased $41,200 during the nine months ended September 30, 2013 to $138,800 from $180,000 for the nine months ended September 30, 2012. This decrease was due to a decrease in cash distributions to partners.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the U.S. GAAP. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Atlas America Public #9 LTD.

ATLAS RESOURCES, LLC, Managing General Partner

Date: November 12, 2013	By: /S/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 12, 2013	By: /S/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer