Form 10-K/A
period 2013-12-31
ATLAS AMERICA PUBLIC #9 LTD.
filed 2014-08-14
CIK 1121745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends the item identified below with respect to the Form 10-K filed by ATLAS AMERICA Public #9 LTD. (the “Partnership”) with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”), is being filed to reflect revisions to ITEM 9A: CONTROLS AND PROCEDURES to revise (1) the Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures, and (2) to include in Management’s Report on Internal Control over Financial Reporting management’s conclusion with respect to the effectiveness  thereof  as of December 31, 2013.

Except for the foregoing amended and restated information, no other changes have been made to the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As reported in the Original Filing, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013. Subsequent to the filing of the Original Filing, management identified that we had failed to include our final conclusion on internal control over financial reporting as of December 31, 2013 within Management’s Report on Internal Control over Financial Reporting included within Item 9A of the Original Filing, resulting in our filing of an amendment to the Original Filing on this Form 10-K/A. In re-evaluating disclosure controls and procedures in light of the omission from the Original Filing, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2013. This annual report does not include an attestation report by our registered public accounting firm regarding internal control of financial reporting because such a report is not required pursuant to the rules of the Securities and Exchange Commission.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

	Description	Location
4(a)	Certificate of Limited Partnership for Atlas America Public #9 LTD.	Previously filed in our Form 10 KSB for the period ended December 31, 2000.
4(b)	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #9 LTD.	Previously filed in our Form 10 KSB for the period ended December 31, 2000
4(c)	Drilling and Operating Agreement for Atlas America Public #9 LTD. (1)	Previously filed in our Form 10 KSB for the period ended December 31, 2000
23.1	Consent of Wright and Company, Inc. (2)
31.1	Rule 13a-14(a)/15(d) – 14 (a) Certification
31.2	Rule 13a-14(a)/15(d) – 14 (a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.
99.1	Summary Reserve Report (2)
101	Interactive Data File (2)

(1)	Filed on September 8, 2000 in the Form SB-2 Registration Statement dated September 8, 2000, File No. 333-44130
(2)	Previously filed as an exhibit to the Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS RESOURCES PARTNERS L.P.
BY: ATLAS RESOURCE PARTNERS GP, LLC, ITS GENERAL PARTNER
ATLAS ENERGY L.P.
Date: August 14, 2014	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2014	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer

5