Form 10-Q
period 2015-09-30
ATLAS AMERICA PUBLIC #9 LTD.
filed 2015-11-23
CIK 1121745

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

ATLAS AMERICA PUBLIC #9 LTD.

(A Pennsylvania Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable trade-affiliate	25,600	91,100
Asset retirement receivable-affiliate	139,500	9,900
Current portion of derivative assets	9,400	7,000
Total current assets	174,500	108,000
Gas and oil properties, net	537,000	1,022,000
Long-term derivative assets	2,100	5,800
	$713,600	$1,135,800
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable trade-affiliate	$202,000	$-
Accrued liabilities	13,300	10,000
Current portion of put premiums payable-affiliate	5,000	4,500
Total current liabilities	220,300	14,500
Asset retirement obligations	1,854,400	1,778,100
Long-term put premiums payable-affiliate	1,300	5,100
Commitments and contingencies
Partners’ (deficit) capital:
Managing general partner’s (deficit) interest	(155,500)	121,700
Limited partners’ deficit (1,500 units)	(1,208,100)	(786,800)
Accumulated other comprehensive income	1,200	3,200
Total partners’ deficit	(1,362,400)	(661,900)
	$713,600	$1,135,800

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
REVENUES
Natural gas and oil	$47,000	$96,700	$203,200	$529,000
Gain on mark-to-market derivatives	4,500	-	4,600	-
Total revenues	51,500	96,700	207,800	529,000
COSTS AND EXPENSES
Production	81,200	110,700	264,200	340,300
Depletion	8,400	31,900	27,600	94,200
Impairment	457,200	-	457,200	-
Accretion of asset retirement obligation	25,400	17,400	76,300	52,100
General and administrative	25,800	28,000	81,000	79,900
Total costs and expenses	598,000	188,000	906,300	566,500
Net loss	$(546,500)	$(91,300)	$(698,500)	$(37,500)
Allocation of net (loss) income:
Managing general partner	$(221,100)	$(24,700)	$(277,200)	$9,400
Limited partners	$(325,400)	$(66,600)	$(421,300)	$(46,900)
Net loss per limited partnership unit	$(217)	$(44)	$(281)	$(31)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(546,500)	$(91,300)	$(698,500)	$(37,500)
Other comprehensive (loss) income:
Unrealized holding gain (loss) on cash flow hedging contracts	-	2,500	-	(4,700)
Difference in estimated hedge gains receivable	(1,600)	(1,000)	200	10,000
Reclassification adjustment for losses (gains) realized in net loss from cash flow hedges	900	300	(2,200)	(4,700)
Total other comprehensive (loss) income	(700)	1,800	(2,000)	600
Comprehensive loss	$(547,200)	$(89,500)	$(700,500)	$(36,900)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

FOR THE NINE MONTHS ENDED

September 30, 2015

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	$121,700	$(786,800)	$3,200	$(661,900)
Participation in revenues, costs and expenses:
Net production expenses	(22,200)	(38,800)	-	(61,000)
Gain on mark-to-market derivatives	-	4,600	-	4,600
Depletion	(11,300)	(16,300)	-	(27,600)
Impairment	(187,800)	(269,400)	-	(457,200)
Accretion of asset retirement obligation	(27,100)	(49,200)	-	(76,300)
General and administrative	(28,800)	(52,200)	-	(81,000)
Net loss	(277,200)	(421,300)	-	(698,500)
Other comprehensive loss	-	-	(2,000)	(2,000)
Balance at September 30, 2015	$(155,500)	$(1,208,100)	$1,200	$(1,362,400)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(698,500)	$(37,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	27,600	94,200
Impairment	457,200	-
Non-cash (gain) loss on derivative value	(4,000)	7,800
Accretion of asset retirement obligation	76,300	52,100
Changes in operating assets and liabilities:
Decrease in accounts receivable trade-affiliate	65,500	34,800
Increase in asset retirement receivable-affiliate	(129,600)	(9,900)
Increase in accounts payable trade-affiliate	202,000	-
Increase (decrease) in accrued liabilities	3,300	(200)
Net cash (used in) provided by operating activities	(200)	141,300

Cash flows from investing activities:
Proceeds from sale of tangible equipment	200	200
Net cash provided by financing activities	200	200
Cash flows from financing activities:
Distributions to partners	-	(184,000)
Net cash used in financing activities	-	(184,000)
Net change in cash and cash equivalents	-	(42,500)
Cash and cash equivalents at beginning of period	-	46,300
Cash and cash equivalents at end of period	$-	$3,800

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

The accompanying condensed financial statements, which are unaudited except that the balance sheet at December 31, 2014 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 may not necessarily be indicative of the results of operations for the full year ended December 31, 2015.

The economic viability of the Partnership’s production is based on a variety of factors including proved developed reserves that it can expect to recover through existing wells with existing equipment and operating methods or in which the cost of additional required extraction equipment is relatively minor compared to the cost of a new well; and through currently installed extraction equipment and related infrastructure which is operational at the time of the reserves estimate (if the extraction is by means not involving drilling, completing or reworking a well). There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future net revenues.

The prices at which the Partnership’s natural gas and oil will be sold are uncertain and the Partnership is not guaranteed a specific natural gas price for the sale of its natural gas production. Changes in natural gas and oil prices have a significant impact on the Partnership’s cash flow and the value of its reserves. Lower natural gas and oil prices may not only decrease the Partnership’s revenues, but also may reduce the amount of natural gas and oil that the Partnership can produce economically.

Historically, there has been no need to borrow funds from the MGP to fund operations as the amount of funds generated by the Partnership’s operations has been adequate to fund future operations and distributions to the partners. However, recent declines in commodity prices may challenge the Partnership’s ability to pay its obligations as they become due and its intention to produce its wells until they are depleted, as they may become uneconomical to produce. Accordingly, the MGP determined that there is substantial doubt about the Partnership’s ability to continue as a going concern. The MGP has planned, as necessary, to continue the Partnership’s operations and to fund the Partnership’s operations for at least the next 12 months. The MGP has concluded that such undertaking is sufficient to alleviate the doubt as to the Partnership’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s financial statements, as well as the reported amounts of revenues and costs and expenses during the reporting periods. The Partnership’s financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, asset impairments, fair value of derivative instruments and the probability of forecasted transactions. Actual results could differ from those estimates.

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2015 and 2014 represent actual results in all material respects (See “-Revenue Recognition”).

Accounts Receivable

Accounts receivable on the balance sheets consist solely of the trade accounts receivable associated with the Partnership’s operations. In evaluating the realizability of the Partnership’s accounts receivable, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At September 30, 2015 and December 31, 2014, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for uncollectible accounts receivable.

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

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $27,600 and $94,200 for the nine months ended September 30, 2015 and 2014, respectively.

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depletion within its balance sheets.

The following is a summary of gas and oil properties at the dates indicated:

	September 30, 2015	December 31, 2014
Proved properties:
Leasehold interests	$254,600	$254,600
Wells and related equipment	18,721,700	18,721,900
Total natural gas and oil properties	18,976,300	18,976,500
Accumulated depletion and impairment	(18,439,300)	(17,954,500)
Gas and oil properties, net	$537,000	$1,022,000

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

The review of the Partnership’s gas and oil properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion and impairment is less than the estimated expected undiscounted future cash flows including salvage. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of the production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon current contracts in place, adjusted for basis differentials and market related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by the discounted cash flows) and the carrying value of the assets.

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

During the three and nine ended September 30, 2015, the Partnership recognized $457,200 of impairment related to gas and oil properties. There was no gas and oil properties impairment recorded for the three and nine months ended September 30, 2014. The impairment relates to the carrying amount of these gas and oil properties being in excess of the Partnership’s estimate of their fair value at September 30, 2015. The estimate of the fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas and oil prices at the date of measurement.

Derivative Instruments

The Partnership’s MGP enters into certain financial contracts to manage the Partnership’s exposure to movement in commodity prices (See Note 4). The derivative instruments recorded on the balance sheets were measured as either an asset or liability at fair value. Changes in a derivative instrument’s fair value are recognized currently in the Partnership’s statements of operations unless specific hedge accounting criteria are met. On January 1, 2015, the Partnership discontinued hedge accounting through de-designation for all of its existing commodity derivatives which were qualified as hedges. As such, subsequent changes in fair value after December 31, 2014 of these derivatives are recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations, while the fair values of the instruments recorded in accumulated other comprehensive income as of December 31, 2014 will be reclassified to the statements of operations in the periods in which those respective derivative contracts settle. Prior to discontinuance of hedge accounting, the fair value of these commodity derivative instruments was recognized in accumulated other comprehensive income (loss) within partners’ capital on the Partnership’s balance sheets and reclassified to the Partnership’s statements of operations at the time the originally hedged physical transactions affected earnings.

Asset Retirement Obligations

The Partnership recognizes an estimated liability for the plugging and abandonment of its gas and oil wells (See Note 3). The Partnership recognizes a liability for its future asset retirement obligations in the current period if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Partnership also considers the estimated salvage value in the calculation of depletion.

Income Taxes

The Partnership is not subject to U.S. federal and most state income taxes. The partners of the Partnership are liable for income tax in regard to their distributive share of the Partnership’s taxable income. Such taxable income may vary substantially from net income reported in the accompanying financial statements. The federal and state income taxes related to the Partnership were immaterial to the financial statements and are recorded in pre-tax income on a current basis only. Accordingly, no federal or state deferred income tax has been provided for in the accompanying financial statements.

The Partnership evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Partnership’s MGP does not believe it has any tax positions taken within its financial statements that would not meet this threshold. The Partnership’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. The Partnership has not recognized any potential interest or penalties in its consolidated financial statements for the three and nine months ended September 30, 2015 and 2014.

The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2011. The Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of September 30, 2015.

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

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices (See “-Use of Estimates”). During the quarter ended September 30, 2014, the Partnership identified an error in its revenue recognition process. As a result, the Partnership overstated its June 30, 2014 unbilled revenues by $25,100. As a result, revenue and net income is overstated by $25,100 for the three and six months ended June 30, 2014. In adjusting for the overstatement of revenue and net income that existed at June 30, 2014, the third quarter revenue is understated by $25,100 and net loss is overstated for the three month period ended September 30, 2014. In addition, there was no impact on Partnership distributions. Refer to the Partnership’s Form 10-Q for the quarter ended September 30, 2014 for further explanation of this error. The Partnership had unbilled revenues at September 30, 2015 and December 31, 2014 of $25,600 and $75,500, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” on the Partnership’s financial statements and, at September 30, 2015, only include changes in the fair value of unsettled derivative contracts which, prior to January 1, 2015, were accounted for as cash flow hedges (See Note 4). The Partnership does not have any other type of transaction which would be included within other comprehensive income (loss).

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

NOTE 3 - ASSET RETIREMENT OBLIGATIONS

The estimated liability for asset retirement obligations was based on the MGP’s historical experience in plugging and abandoning wells, the estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability was discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells or if federal or state regulators enact new plugging and abandonment requirements. The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for its gas and oil properties, the Partnership determined that there were no other material retirement obligations associated with tangible long-lived assets.

The MGP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within the Partnership near the end of their useful life. On a partnership-by-partnership basis, the MGP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells and current and future costs. Generally, the MGP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon the MGP’s decision to retain all future distributions to the limited partners of the Partnership, the MGP will assume the related asset retirement obligations of the limited partners. As of September 30, 2015, the MGP has withheld $139,500 of net production revenue for future plugging and abandonment costs.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Asset retirement obligation at beginning of period	$1,829,000	$1,205,400	$1,778,100	$1,170,700
Accretion expense	25,400	17,400	76,300	52,100
Asset retirement obligation at end of period	$1,854,400	$1,222,800	$1,854,400	$1,222,800

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

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheets of $11,500 and $12,800 at September 30, 2015 and December 31, 2014, respectively. As a result of the put options, the Partnership recorded a net deferred gain on its balance sheet in accumulated other comprehensive income of $1,200 as of September 30, 2015. During the nine months ended September 30, 2015, $1,700 of net gains were recorded by the Partnership and allocated only to the limited partners. Of the $1,200 of deferred gains in accumulated other comprehensive income on the Partnership’s balance sheet at September 30, 2015, the Partnership will reclassify $1,100 of gains to its statement of operations over the next twelve month period as these contracts expire with the remaining gains of $100 being reclassified to the Partnership’s statements of operations in later periods as the remaining contracts expire.

The following table summarizes the gains or losses recognized within the statements of operations for derivative instruments previously designated as cash flow hedges for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Loss) gain reclassified from accumulated other comprehensive income into natural gas and oil revenues	$(900)	$(300)	$2,200	$4,700
Gain subsequent to December 31, 2014 recognized in gain on mark-to-market derivatives	$4,500	$-	$4,600	$-

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

At September 30, 2015, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset (2)
	(MMBtu) (1)	(per MMBtu) (1)

2015	1,700	$4.00	$2,400
2016	6,700	4.15	9,100
		Total net assets	$11,500

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

Put Premiums Payable

During September 2012, a premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At September 30, 2015 and December 31, 2014, $5,000 and $4,500, respectively, of the put premiums were recorded as short-term payables to affiliate and $1,300 and $5,100, respectively, were recorded as long-term payables to affiliate.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Partnership uses a market approach fair value methodology to value the assets and liabilities for its outstanding derivative contracts (See Note 4). The Partnership manages and reports the derivative assets and liabilities on the basis of its net exposure to market risks and credit risks by counterparty. The Partnership’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. The fair values of these derivative instruments are calculated by utilizing commodity indices quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and the pricing formula utilized in the derivative instrument.

Information for assets measured at fair value at September 30, 2015 and December 31, 2014 was as follows:

	Level 1	Level 2	Level 3	Total
As of September 30, 2015
Derivative assets, gross
Commodity puts	$-	$11,500	$-	$11,500

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Derivative assets, gross
Commodity puts	$-	$12,800	$-	$12,800

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize upon the sale of such financial instruments. The Partnership’s other current assets and liabilities on its balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (See Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2014.

Management estimates the fair value of the Partnership’s long-lived assets in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances. During the three and nine months ended September 30, 2015, the Partnership recognized $457,200 of impairment related to gas and oil properties. These estimates of fair value are Level 3 measurements as they are based upon unobservable inputs. No impairments were recognized during the three and nine months ended September 30, 2014.

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

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Administrative fees	$11,700	$14,800	$39,000	$44,200
Supervision fees	52,500	66,600	175,500	199,000
Transportation fees	6,200	11,800	23,700	62,200
Direct costs	36,600	45,500	107,000	114,800
Total	$107,000	$138,700	$345,200	$420,200

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts payable trade-affiliate on the Partnership’s balance sheet includes the net production revenues due to the MGP as of September 30, 2015. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP as of December 31, 2014.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

General Commitments

Subject to certain conditions, limited partners may present their interests for purchase by the MGP. The purchase price is calculated by the MGP in accordance with the terms of the Partnership Agreement. The MGP is not obligated to purchase more than 5% of the total outstanding units in any calendar year. In the event that the MGP is unable to obtain the necessary funds, it may suspend its purchase obligation.

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of September 30, 2015, the MGP has withheld $139,500 of net production revenue for future plugging and abandonment costs.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2015, our MGP has withheld $139,500 of net production revenues for this purpose.

Markets and Competition

The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in gas and oil producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our production. During 2014 and the first nine months of 2015, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competing in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Production revenues (in thousands):
Gas	$42	$97	$178	$488
Oil	5	-	25	41
Total	$47	$97	$203	$529
Production volumes:
Gas (Mcf/day) (1)	329	458	364	454
Oil (bbl/day) (1)	1	-	2	2
Total (Mcfe/day) (1)	335	458	376	466
Average sales prices: (2)
Gas (per Mcf) (1) (3) (4)	$1.39	$2.95	$1.80	$4.00
Oil (per bbl) (1)	$50.26	$-	$48.85	$94.35
Production costs:
As a percent of revenues (4)	173%	91%	130%	64%
Per Mcfe (1)	$2.63	$2.62	$2.58	$2.69
Depletion per Mcfe	$0.27	$0.76	$0.27	$0.74

(1)	“Mcf” represents thousand cubic feet, “Mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to Mcfe using the ratio of nine Mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into loss in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $2,700 and $7,800 for the three and nine months ended September 30, 2014, respectively.

(4)	The average sales price and production costs as a percentage of revenues for natural gas for the three months ended September 30, 2014 has been adjusted to reflect $25,100 of additional revenue.

Natural Gas Revenues. During the quarter ended September 30, 2014, management identified an error in the process used to estimate our unbilled revenue. As a result, natural gas revenue for the three months ended September 30, 2014 includes an adjustment to reduce natural gas revenue by $25,100. The adjustment is the result of overestimating our unbilled revenues as of June 30, 2014. Refer to the Partnership’s Form 10-Q for the quarter ended September 30, 2014 for further explanation of this error. Our unadjusted natural gas revenues were $42,100 and $121,900 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $79,800 (65%). The $79,800 decrease in natural gas revenues for the three months ended September 30, 2015 as compared to the prior year similar period was attributable to a $45,500 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $34,300 decrease in production volumes. Our production volumes decreased to 329 Mcf per day for the three months ended September 30, 2015 from 458 Mcf per day for the three months ended September 30, 2014, a decrease of 129 Mcf per day (28%). The overall decrease in natural gas production volumes for the three months ended September 30, 2015 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well and a decrease in the number of producing wells due to wells being shut-in as a result of the decline in natural gas prices.

Our natural gas revenues were $178,500 and $488,300 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $309,800 (63%). The $309,800 decrease in natural gas revenues for the nine months ended September 30, 2015 as compared to the prior year similar period was attributable to a $212,900 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $96,900 decrease in production volumes. Our production volumes decreased to 364 Mcf per day for the nine months ended September 30, 2015 from 454 Mcf per day for the nine months ended September 30, 2014, a decrease of 90 Mcf per day (20%). The overall decrease in natural gas production volumes for the nine months ended September 30, 2015 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well and a decrease in the number of producing wells due to wells being shut-in as a result of the decline in natural gas prices.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $4,900 for the three months ended September 30, 2015. Our production volumes were 1 bbl per day for the three months ended September 30, 2015.

Our oil revenues were $24,700 and $40,700 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $16,000 (39%). The $16,000 decrease in oil revenues for the nine months ended September 30, 2015 as compared to the prior year similar period was attributable to a $23,100 decrease in oil prices, partially offset by a $7,100 increase in production volumes. Our production volumes increased to 1.86 bbls per day for the nine months ended September 30, 2015 from 1.58 bbls per day for the nine months ended September 30, 2014, an increase of 0.28 bbls per day (18%).

Gain on Mark-to-Market Derivatives. On January 1, 2015, we discontinued hedge accounting for our qualified commodity derivatives. As such, subsequent changes in fair value of these derivatives are recognized immediately within gain on mark-to-market derivatives on our statements of operations. The fair values of these commodity derivative instruments as December 31, 2014, which were recognized in accumulated other comprehensive income within partners’ capital on our balance sheet, will be reclassified to our statements of operations in the future at the time the originally hedged physical transactions settle.

We recognized a gain on mark-to-market derivatives of $4,500 for the three months ended September 30, 2015. This gain was due primarily to mark-to-market gains in the current quarter primarily related to the change in natural gas prices during the year. There were no gains or losses on mark-to-market derivatives during the three months ended September 30, 2014.

We recognized a gain on mark-to-market derivatives of $4,600 for the nine months ended September 30, 2015. This gain was due primarily to mark-to-market gains in the current quarter primarily related to the change in natural gas prices during the year. There were no gains or losses on mark-to-market derivatives during the nine months ended September 30, 2014.

Costs and Expenses. Production expenses were $81,200 and $110,700 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $29,500 (27%). Production expenses were $264,200 and $340,300 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $76,100 (22%). The change in production costs for the three and nine months ended September 30, 2015 as compared to the prior year similar period was primarily due to a decrease in transportation fees due to a decline in natural gas sales revenues.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 18% and 33% for the three months ended September 30, 2015 and 2014, respectively, and 14% and 18% for the nine months ended September 30, 2015 and 2014, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2015 and 2014 were $25,800 and $28,000, respectively, a decrease of $2,200 (8%). For the nine months ended September 30, 2015 and 2014, these expenses were $81,000 and $79,900, respectively, an increase of $1,100 (1%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The increase for the nine months ended September 30, 2015 was primarily due to third-party costs as compared to the prior year similar period.

Impairment of gas and oil properties for the three and nine months ended September 30, 2015 was $457,200. There were no impairments of gas and oil properties for the three and nine months ended September 30, 2014. Periodically, we compare the carrying value of our proved developed gas and oil producing properties to their estimated fair market value. To the extent our carrying value exceeds the estimated fair market value, an impairment charge is recognized. As a result of this assessment, an impairment charge was recognized for the three and nine months ended September 30, 2015. This charge is based on reserve quantities, future market prices and our carrying value. We cannot provide any assurance that similar charges may or may not be taken in future periods.

Liquidity and Capital Resources

Cash used in operating activities decreased $141,500 in the nine months ended September 30, 2015 to $200 as compared to cash provided by operating activities of $141,300 for the nine months ended September 30, 2014. This decrease was mostly due to a decrease in net income before depletion, accretion, impairment and a noncash gain on derivative value of $258,000, along with a decrease in the change to the asset retirement receivable of $119,700. Partially offsetting this decrease was an increase in the change of accounts payable trade affiliate of $202,000, an increase in the change in accounts receivable affiliate of $30,700, and an increase in the change of accrued liabilities of $3,500.

Cash provided by investing activities was $200 for the nine months ended September 30, 2015 and 2014. This was due to proceeds from the sale of tangible equipment.

There was no cash used in financing activities for the nine months ended September 30, 2015. There was $184,000 cash used in financing activities for the nine months ended September 30, 2014. This was due to cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Through September 30, 2015, our MGP has withheld $139,500 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We are generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations. However, recent declines in commodity prices may challenge the Partnership’s ability to pay its obligations as they become due and its intention to produce its wells until they are depleted, as they may become uneconomical to produce. Accordingly, the MGP determined that there is substantial doubt about the Partnership’s ability to continue as a going concern. The MGP has planned, as necessary, to continue the Partnership’s operations and to fund the Partnership’s operations for at least the next 12 months. The MGP has concluded that such undertaking is sufficient to alleviate the doubt as to the Partnership’s ability to continue as a going concern.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ATLAS AMERICA PUBLIC #9 LTD.

By: ATLAS RESOURCES, LLC, ITS GENERAL PARTNER

Date: November 23, 2015	By:/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

Date: November 23, 2015	By:/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback, Chief Financial Officer