Form 10-Q
period 2016-09-30
ATLAS AMERICA PUBLIC #9 LTD.
filed 2016-11-21
CIK 1121745

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

ATLAS AMERICA PUBLIC #9 LTD.

(A Pennsylvania Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable trade-affiliate	31,800	29,600
Current portion of derivative assets	-	13,400
Total current assets	31,800	43,000
Gas and oil properties, net	537,000	537,000
Long-term asset retirement receivable-affiliate	333,900	188,100
Total assets	$902,700	$768,100
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities:
Accounts payable trade-affiliate	$624,500	$302,300
Accrued liabilities	13,100	10,300
Put premiums payable-affiliate	-	6,200
Total current liabilities	637,600	318,800

Asset retirement obligations	1,931,100	1,879,800
Commitments and contingencies (Note 6)
Partners’ deficit:
Managing general partner’s deficit	(264,300)	(181,000)
Limited partners’ deficit (1,500 units)	(1,401,700)	(1,250,200)
Accumulated other comprehensive income	-	700
Total partners’ deficit	(1,666,000)	(1,430,500)
Total liabilities and partners’ deficit	$902,700	$768,100

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
REVENUES
Natural gas and oil	$55,400	$47,000	$149,200	$203,200
Gain (loss) on mark-to-market derivatives	-	4,500	(100)	4,600
Total revenues	55,400	51,500	149,100	207,800
COSTS AND EXPENSES
Production	74,100	81,200	254,100	264,200
Depletion	-	8,400	-	27,600
Impairment	-	457,200	-	457,200
Accretion of asset retirement obligations	17,000	25,400	51,300	76,300
General and administrative	26,100	25,800	78,500	81,000
Total costs and expenses	117,200	598,000	383,900	906,300
Net loss	$(61,800)	$(546,500)	$(234,800)	$(698,500)
Allocation of net loss:
Managing general partner	$(21,900)	$(221,100)	$(83,300)	$(277,200)
Limited partners	$(39,900)	$(325,400)	$(151,500)	$(421,300)
Net loss per limited partnership unit	$(27)	$(217)	$(101)	$(281)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2016		2015	2016	2015
Net loss	$(61,800)	$(546,500)	$(234,800)	$(698,500)
Other comprehensive loss:
Difference in estimated hedge gains receivable	-	(1,600)	-	200
Less: reclassification adjustment for realized (gain) loss of cash flow hedges in net loss	(300)	900	(700)	(2,200)
Total other comprehensive loss	(300)	(700)	(700)	(2,000)
Comprehensive loss	$(62,100)	$(547,200)	$(235,500)	$(700,500)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

FOR THE NINE MONTHS ENDED

September 30, 2016

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2015	$(181,000)	$(1,250,200)	$700	$(1,430,500)
Participation in revenues, costs and expenses:
Net production expenses	(37,200)	(67,700)	-	(104,900)
Loss on mark-to-market derivatives	-	(100)	-	(100)
Accretion of asset retirement obligations	(18,200)	(33,100)	-	(51,300)
General and administrative	(27,900)	(50,600)	-	(78,500)
Net loss	(83,300)	(151,500)	-	(234,800)

Other comprehensive loss	-	-	(700)	(700)

Balance at September 30, 2016	$(264,300)	$(1,401,700)	$-	$(1,666,000)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(234,800)	$(698,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	-	27,600
Impairment	-	457,200
Non-cash loss (gain) on derivative value	6,500	(4,000)
Accretion of asset retirement obligations	51,300	76,300
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable trade-affiliate	(2,200)	65,500
Increase in asset retirement receivable-affiliate	(145,800)	(129,600)
Increase in accounts payable trade-affiliate	322,200	202,000
Increase in accrued liabilities	2,800	3,300
Net cash used in operating activities	-	(200)

Cash flows from investing activities:
Net cash provided by investing activities	-	200
	-	200
Cash flows from financing activities:
Net cash used in financing activities	-	-
Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas America Public #9 LTD. (the “Partnership”) is a Pennsylvania limited partnership, formed on July 27, 2000 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan is a leading sponsor and manager of tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTC: ATLS) is a publicly traded company and operates Titan and the MGP through a 2% preferred member interest in Titan.

The Partnership has drilled and currently operates wells located in Pennsylvania and Ohio. We have no employees and rely on our MGP for management, which in turn, relies on Atlas Energy Group for administrative services. (See Item 11: “Executive Compensation”).

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

The condensed financial statements, which are unaudited, except for the balance sheet at December 31, 2015, which is derived from audited financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 may not necessarily be indicative of the results of operations for the year ended December 31, 2016.

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

Atlas Resource Partners, L.P. Restructuring and Chapter 11 Bankruptcy Proceedings

On July 25, 2016, Atlas Resource Partners, L.P. (“ARP”) and certain of its subsidiaries, including the MGP, and Atlas Energy Group, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) to support ARP’s restructuring that reduced debt on its balance sheet (the “Restructuring”) pursuant to a pre-packaged plan of reorganization (the “Plan”).

On July 27, 2016, ARP and certain of its subsidiaries, including the MGP, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases commenced thereby were being jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”

ARP and the MGP operated the Partnership’s businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Under the Plan, all suppliers, vendors, employees, royalty owners, trade partners and landlords were unimpaired and will be satisfied in full in the ordinary course of business, and the MGP’s existing trade contracts and terms were maintained. To assure ordinary course operations, ARP and the MGP obtained interim approval from the Bankruptcy Court on a variety of “first day” motions, including motions seeking authority to use cash collateral on a consensual basis, pay wages and benefits for individuals who provide services to the Partnership, and pay vendors, oil and gas obligations and other creditor claims in the ordinary course of business.

The Partnership was not a party to the Restructuring Support Agreement. The ARP Restructuring did not materially impact the MGP or its ability to perform as the managing general partner and operator of the Partnership’s operations. On July 26, 2016, the MGP adopted certain amendments to our partnership agreement, in accordance with the MGP’s ability to amend our partnership agreement to cure an ambiguity in or correct or supplement any provision of our partnership agreement as may be inconsistent with any other provision, to provide that bankruptcy and insolvency events, such as the MGP’s Chapter 11 filing, with respect to the managing general partner would not cause the managing general partner to cease to serve as the managing general partner of the Partnership nor cause the termination of the Partnership.

Atlas Energy Group was not a party to the ARP Restructuring. Atlas Energy Group remains controlled by the same ownership group and management team and thus, the ARP Restructuring did not have a material impact on the ability of Atlas Energy Group management to operate ARP or the other Atlas Energy Group businesses.

On August 26, 2016, an order confirming ARP’s Plan was entered by the Bankruptcy Court.  On September 1, 2016, ARP’s Plan became effective and ARP emerged as Titan.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices have challenged the Partnership’s ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, these conditions raise substantial doubt about the Partnership’s ability to continue as a going concern.

If the Partnership is not able to continue as a going concern, the Partnership will liquidate.  If the Partnership’s operations are liquidated, a valuation of the Partnership’s assets and liabilities would be determined by an independent expert in accordance with the partnership agreement. It is possible that based on such determination, the Partnership would not be able to make any liquidation distributions to its limited partners. A liquidation could occur without any further contributions from or distributions to the limited partners.

The significant risks and uncertainties related to the Partnership’s ability to fund its operations raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of the Partnership’s assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Liquidity and Capital Resources of the MGP

The MGP’s primary sources of liquidity are cash generated from operations, capital raised through its drilling partnership program, and borrowings under its credit facilities.  The MGP’s primary cash requirements are operating expenses, debt service including interest, and capital expenditures.

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under its credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, could negatively impact the MGP’s ability to remain in compliance with the covenants under its credit facilities.

If the MGP is unable to remain in compliance with the covenants under its credit facilities, absent relief from its lenders, as applicable, the MGP may be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under the MGP’s credit facilities, as applicable, could elect to declare all amounts outstanding immediately due and payable and the lenders could terminate all commitments to extend further credit. If an event of default occurs (including if the MGPs’s borrowing base is redetermined below its current outstanding borrowings and they are unable to repay the deficiency or deposit additional collateral to eliminate such deficiency), or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, the MGP will not have sufficient liquidity to repay all of its outstanding indebtedness, and as a result, there would be substantial doubt regarding the MGP’s ability to continue as a going concern.

The MGP continually monitors the capital markets and our capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency.  For example, the MGP could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels.

The MGP also continues to implement various cost saving measures to reduce its capital, operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be opportunistic and aggressive in managing its cost structure and, in turn, its liquidity to meet its capital and operating needs. The MGP cannot provide any assurances that any of these efforts will be successful or will result in cost reductions or cash flows or the timing of any such cost reductions or additional cash flows. It is also possible additional adjustments to the MGP’s plan and outlook may occur based on market conditions and its needs at that time, which could include selling assets, seeking additional partners to develop its assets, and/or reducing its planned capital program.  In addition, to the extent commodity prices remain low or decline further, or the MGP experiences disruptions in its longer-term access to or cost of capital, the MGP’s ability to fund future capital expenditures, growth projects or the Partnership’s operations may be further impacted.

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

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	September 30, 2016	December 31, 2015
Proved properties:
Leasehold interests	$254,600	$254,600
Wells and related equipment	18,721,700	18,721,700
Total natural gas and oil properties	18,976,300	18,976,300
Accumulated depletion and impairment	(18,439,300)	(18,439,300)
Gas and oil properties, net	$537,000	$537,000

As a result of the recent significant declines in commodity prices and associated recorded impairment charges, remaining net book value of gas and oil properties on our condensed balance sheets at September 30, 2016 and December 31, 2015 was primarily related to the estimated salvage value of such properties.  The estimated salvage values were based on the MGP’s historical experience in determining such values.

Recently Issued Accounting Standards

In February 2016, the FASB updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments.  The updated guidance is effective for the Partnership as of January 1, 2019 and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest period presented.  The Partnership is currently in the process of determining the impact that the updated accounting guidance will have on its financial statements.

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

The Partnership reflected net derivative assets on its condensed balance sheets of $0 and $13,400 at September 30, 2016 and December 31, 2015, respectively.

The following table summarizes the commodity derivative activity and presentation in the condensed statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) reclassified from accumulated other comprehensive income into natural gas and oil revenues	$300	$(900)	$700	$2,200
Gain (loss) subsequent to hedge accounting recognized in gain on mark-to-market derivatives	$-	$4,500	$(100)	$4,600

Pursuant to the Restructuring Support Agreement, ARP completed the sale of substantially all of its commodity hedge positions on July 25, 2016 and July 26, 2016, which included the put contracts allocated to the Partnership.  As of September 30, 2016, the value allocated to the Partnership is $1,000, net of put premiums of $2,500, which is recorded in accounts receivable trade-affiliate.  The put contract value, net of the put premiums, was distributed to the partnership in October 2016.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership uses a market approach fair value methodology to value for its outstanding derivative contracts. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. The Partnership separates the fair value of its financial instruments into three levels (Levels 1, 2 and 3) based on its assessment of the availability of observable market data and the significance of non-observable data used to determine fair value.  As of September 30, 2016 and December 31, 2015, all derivative financial instruments were classified as Level 2.

Information for assets measured at fair value at September 30, 2016 and December 31, 2015 was as follows:

	Level 1	Level 2	Level 3	Total
As of September 30, 2016
Derivative assets, gross
Commodity puts	$-	$-	$-	$-

	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Derivative assets, gross
Commodity puts	$-	$13,400	$-	$13,400

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

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Administrative fees	$12,300	$11,700	$37,000	$39,000
Supervision fees	55,200	52,500	166,400	175,500
Transportation fees	6,800	6,200	18,700	23,700
Direct costs	25,900	36,600	110,500	107,000
Total	$100,200	$107,000	$332,600	$345,200

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of September 30, 2016, the MGP has withheld $333,900 of net production revenue for future plugging and abandonment costs.

Legal Proceedings

The Partnership and affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising out of the ordinary course of its business. The MGP’s management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s or the MGP’s financial condition or results of operations.

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

General

Atlas America Public #9 LTD. (“we”, “us” or the “Partnership”) is a Pennsylvania limited partnership, formed on July 27, 2000 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC. Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan is a leading sponsor and manager of tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTC: ATLS) is a publicly traded company and operates Titan and the MGP through a 2% preferred member interest in Titan.

We have drilled and currently operate wells located in Pennsylvania and Ohio. We have no employees and rely on our MGP for management, which in turn, relies on Atlas Energy Group, for administrative services.

We intend to continue to produce our wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. We expect that no other wells will be drilled and no additional funds will be required for drilling.

Atlas Resource Partners, L.P. Restructuring and Chapter 11 Bankruptcy Proceedings

On July 25, 2016, Atlas Resource Partners, L.P. (“ARP”) and certain of its subsidiaries, including the MGP, and Atlas Energy Group, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) to support ARP’s restructuring that reduced debt on its balance sheet (the “Restructuring”) pursuant to a pre-packaged plan of reorganization (the “Plan”).

On July 27, 2016, ARP and certain of its subsidiaries, including the MGP, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases commenced thereby were jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”

ARP and the MGP operated the Partnership’s businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Under the Plan, all suppliers, vendors, employees, royalty owners, trade partners and landlords were unimpaired and will be satisfied in full in the ordinary course of business, and the MGP’s existing trade contracts and terms were maintained. To assure ordinary course operations, ARP and the MGP obtained interim approval from the Bankruptcy Court on a variety of “first day” motions, including motions seeking authority to use cash collateral on a consensual basis, pay wages and benefits for individuals who provide services to the Partnership, and pay vendors, oil and gas obligations and other creditor claims in the ordinary course of business.

The Partnership was not a party to the Restructuring Support Agreement. The ARP Restructuring did not materially impact the MGP or its ability to perform as the managing general partner and operator of the Partnership’s operations. On July 26, 2016, the MGP adopted certain amendments to our partnership agreement, in accordance with the MGP’s ability to amend our partnership agreement to cure an ambiguity in or correct or supplement any provision of our partnership agreement as may be inconsistent with any other provision, to provide that bankruptcy and insolvency events, such as the MGP’s Chapter 11 filing, with respect to the managing general partner would not cause the managing general partner to cease to serve as the managing general partner of the Partnership nor cause the termination of the Partnership.

Atlas Energy Group was not a party to the ARP Restructuring. Atlas Energy Group remains controlled by the same ownership group and management team and thus, the ARP Restructuring did not have a material impact on the ability of Atlas Energy Group management to operate ARP or the other Atlas Energy Group businesses.

On August 26, 2016, an order confirming ARP’s Plan was entered by the Bankruptcy Court. On September 1, 2016, ARP’s Plan became effective and ARP emerged as Titan.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices have challenged the Partnership’s ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, these conditions raise substantial doubt about the Partnership’s ability to continue as a going concern.

If the Partnership is not able to continue as a going concern, the Partnership will liquidate.  If the Partnership’s operations are liquidated, a valuation of the Partnership’s assets and liabilities would be determined by an independent expert in accordance with the partnership agreement. It is possible that based on such determination, the Partnership would not be able to make any liquidation distributions to its limited partners. A liquidation could occur without any further contributions from or distributions to the limited partners.

The significant risks and uncertainties related to the Partnership’s ability to fund its operations raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of the Partnership’s assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Liquidity and Capital Resources of the MGP

The MGP’s primary sources of liquidity are cash generated from operations, capital raised through its drilling partnership program, and borrowings under its credit facilities.  The MGP’s primary cash requirements are operating expenses, debt service including interest, and capital expenditures.

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under its credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, could negatively impact the MGP’s ability to remain in compliance with the covenants under its credit facilities.

If the MGP is unable to remain in compliance with the covenants under its credit facilities, absent relief from its lenders, as applicable, the MGP may be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under the MGP’s credit facilities, as applicable, could elect to declare all amounts outstanding immediately due and payable and the lenders could terminate all commitments to extend further credit. If an event of default occurs (including if the MGPs’s borrowing base is redetermined below its current outstanding borrowings and they are unable to repay the deficiency or deposit additional collateral to eliminate such deficiency), or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, the MGP will not have sufficient liquidity to repay all of its outstanding indebtedness, and as a result, there would be substantial doubt regarding the MGP’s ability to continue as a going concern.

The MGP continually monitors the capital markets and our capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency.  For example, the MGP could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels.

The MGP also continues to implement various cost saving measures to reduce its capital, operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be opportunistic and aggressive in managing its cost structure and, in turn, its liquidity to meet its capital and operating needs. The MGP cannot provide any assurances that any of these efforts will be successful or will result in cost reductions or cash flows or the timing of any such cost reductions or additional cash flows. It is also possible additional adjustments to the MGP’s plan and outlook may occur based on market conditions and its needs at that time, which could include selling assets, seeking additional partners to develop its assets, and/or reducing its planned capital program.  In addition, to the extent commodity prices remain low or decline further, or the MGP experiences disruptions in its longer-term access to or cost of capital, the MGP’s ability to fund future capital expenditures, growth projects or the Partnership’s operations may be further impacted.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2016, our MGP has withheld $333,900 of net production revenues for this purpose.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Production revenues (in thousands):
Gas	$48	$42	$133	$178
Oil	7	5	16	25
Total	$55	$47	$149	$203
Production volumes:
Gas (mcf/day) (1)	348	329	338	364
Oil (bbl/day) (1)	2	1	2	2
Total (mcfe/day) (1)	360	335	350	376
Average sales prices: (2)
Gas (per mcf) (1)	$1.48	$1.39	$1.43	$1.80
Oil (per bbl) (1)	$42.38	$50.26	$40.10	$48.85
Production costs:
As a percent of revenues	134%	173%	170%	130%
Per mcfe (1)	$2.23	$2.63	$2.67	$2.58
Depletion per Mcfe	$-	$0.27	$-	$0.27

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of nine mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing.

Natural Gas Revenues. Our natural gas revenues were $47,400 and $42,100 for the three months ended September 30, 2016 and 2015, respectively, an increase of $5,300 (13%). The $5,300 increase in natural gas revenues for the three months ended September 30, 2016 as compared to the prior year similar period was attributable to a $2,900 increase in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $2,400 increase in production volumes. Our production volumes increased to 348 mcf per day for the three months ended September 30, 2016 from 329 mcf per day for the three months ended September 30, 2015, an increase of 19 mcf per day (6%). The overall increase in natural gas production volumes for the three months ended September 30, 2016 as compared to the prior year similar period is due to additional wells producing during the current three month period.

Our natural gas revenues were $132,700 and $178,500 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $45,800 (26%). The $45,800 decrease in natural gas revenues for the nine months ended September 30, 2016 as compared to the prior year similar period was attributable to a $33,500 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $12,300 decrease in production volumes. Our production volumes decreased to 338 mcf per day for the nine months ended September 30, 2016 from 364 mcf per day for the nine months ended September 30, 2015, a decrease of 26 mcf per day (7%). The overall decrease in natural gas production volumes for the nine months ended September 30, 2016 as compared to the prior year similar period resulted primarily less wells producing during the current nine month period compared to the prior year and from the normal decline inherent in the life of a well.

Oil Revenues. We drilled wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $8,000 and $4,900 for the three months ended September 30, 2016 and 2015, respectively, an increase of $3,100 (63%). The $3,100 increase in oil revenues for the three months ended September 30, 2016 as compared to the prior year similar period was attributable to a $4,500 increase in production volumes partially offset by a $1,400 decrease in oil prices. Our production volumes increased to 2.04 bbls per day for the three months ended September 30, 2016 from 1.06 bbls per day for the three months ended September 30, 2015, an increase of 0.98 bbls per day (92%).

Our oil revenues were $16,500 and $24,700 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $8,200 (33%). The $8,200 decrease in oil revenues for the nine months ended September 30, 2016 as compared to the prior year similar period was attributable to a $4,600 decrease in production volumes and a $3,600 decrease in oil prices. Our production volumes decreased to 1.50 bbls per day for the nine months ended September 30, 2016 from 1.86 bbls per day for the nine months ended September 30, 2015, a decrease of 0.36 bbls per day (19%).

(Loss) Gain on Mark-to-Market Derivatives. We recognize changes in fair value of our derivatives immediately within (loss) gain on mark-to-market derivatives on our condensed statements of operations.

We recognized a loss on mark-to-market derivatives of $100 for the nine months ended September 30, 2016 and a gain on mark-to-market derivatives of $4,500 and $4,600 for the three and nine months ended September 30, 2015, respectively. These changes were due to changes in mark-to-market values primarily related to the change in natural gas prices during the periods.

Costs and Expenses. Production expenses were $74,100 and $81,200 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $7,100 (9%). This decrease was primarily due to a decrease in direct costs during the three months ended September 30, 2016.  Production expenses were $254,100 and $264,200 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $10,100 (4%). This decrease was primarily due to a combination of a decrease in transportation charges and supervision fees.

General and administrative expenses for the three months ended September 30, 2016 and 2015 were $26,100 and $25,800, respectively, an increase of $300 (1%). For the nine months ended September 30, 2016 and 2015, these expenses were $78,500 and $81,000, respectively, a decrease of $2,500 (3%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.

For the three and nine months ended September 30, 2016, there was no depletion recorded due to the recent significant declines in commodity prices and associated previously recorded impairment charges. Therefore, the remaining net book value of gas and oil properties on our condensed balance sheet at September 30, 2016 was primarily related to the estimated salvage value of such properties. For the three and nine months ended September 30, 2015, depletion of gas and oil properties as a percentage of gas and oil revenues was 18% and 14%, respectively.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices have challenged the Partnership’s ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, these conditions raise substantial doubt about the Partnership’s ability to continue as a going concern.

If the Partnership is not able to continue as a going concern, the Partnership will liquidate.  If the Partnership’s operations are liquidated, a valuation of the Partnership’s assets and liabilities would be determined by an independent expert in accordance with the partnership agreement. It is possible that based on such determination, the Partnership would not be able to make any liquidation distributions to its limited partners. A liquidation could occur without any further contributions from or distributions to the limited partners.

The significant risks and uncertainties related to the Partnership’s ability to fund its operations raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of the Partnership’s assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Liquidity and Capital Resources of the MGP

The MGP’s primary sources of liquidity are cash generated from operations, capital raised through its drilling partnership program, and borrowings under its credit facilities.  The MGP’s primary cash requirements are operating expenses, debt service including interest, and capital expenditures.

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under its credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, could negatively impact the MGP’s ability to remain in compliance with the covenants under its credit facilities.

If the MGP is unable to remain in compliance with the covenants under its credit facilities, absent relief from its lenders, as applicable, the MGP may be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under the MGP’s credit facilities, as applicable, could elect to declare all amounts outstanding immediately due and payable and the lenders could terminate all commitments to extend further credit. If an event of default occurs (including if the MGPs’s borrowing base is redetermined below its current outstanding borrowings and they are unable to repay the deficiency or deposit additional collateral to eliminate such deficiency), or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, the MGP will not have sufficient liquidity to repay all of its outstanding indebtedness, and as a result, there would be substantial doubt regarding the MGP’s ability to continue as a going concern.

The MGP continually monitors the capital markets and our capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency.  For example, the MGP could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels.

The MGP also continues to implement various cost saving measures to reduce its capital, operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be opportunistic and aggressive in managing its cost structure and, in turn, its liquidity to meet its capital and operating needs. The MGP cannot provide any assurances that any of these efforts will be successful or will result in cost reductions or cash flows or the timing of any such cost reductions or additional cash flows. It is also possible additional adjustments to the MGP’s plan and outlook may occur based on market conditions and its needs at that time, which could include selling assets, seeking additional partners to develop its assets, and/or reducing its planned capital program.  In addition, to the extent commodity prices remain low or decline further, or the MGP experiences disruptions in its longer-term access to or cost of capital, the MGP’s ability to fund future capital expenditures, growth projects or the Partnership’s operations may be further impacted.

Cash Flows Overview.

Cash used by operating activities for nine months ended September 30, 2016 decreased $200 to $0 as compared to $200 for the nine months ended September 30, 2015. This was mostly due to a decrease in the change in accounts receivable trade-affiliate of $67,700, a decrease in net earnings before depletion, impairment, accretion, and non-cash gain on derivative value of $35,600, a decrease in the asset retirement receivable-affiliate of $16,200, and a decrease in the change in accrued liabilities of $500. The decrease was offset by an increase in the change in accounts payable trade-affiliate of $120,200 for the nine months ended September 30, 2016 compared to the period ended September 30, 2015.

There was no cash provided by investing activities for the nine months ended September 30, 2016.  Cash provided by investing activities for the nine months ended September 30, 2015 was $200 due to proceeds from the sale of tangible equipment.

There was no cash used in financing activities for the nine months ended September 30, 2016 or 2015.

Our MGP may withhold funds for future plugging and abandonment costs. Through September 30, 2016, our MGP has withheld $333,900 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ATLAS AMERICA PUBLIC #9 LTD.

	By:	Atlas Resources, LLC, its
Managing General Partner

Date: November 21, 2016	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chief Executive Officer and President of the Managing General Partner

Date: November 21, 2016	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback, Chief Financial Officer of the Managing General Partner