Form 10-Q
period 2017-03-31
ATLAS AMERICA PUBLIC #9 LTD.
filed 2017-05-15
CIK 1121745

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-49776

ATLAS AMERICA PUBLIC #9 LTD.

(Name of small business issuer in its charter)

Pennsylvania	25-1867510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Houston Street, Suite 300
Fort Worth, TX	76102
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code: (412)-489-0006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

ATLAS AMERICA PUBLIC #9 LTD.

(A Pennsylvania Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable trade-affiliate	43,900	41,700
Total current assets	43,900	41,700
Gas and oil properties, net	338,500	338,500
Long-term asset retirement receivable-affiliate	431,200	382,500
Total assets	$813,600	$762,700
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities:
Accounts payable trade-affiliate	$797,600	$718,100
Accrued liabilities	5,400	11,600
Total current liabilities	803,000	729,700

Asset retirement obligations	1,966,000	1,948,300
Commitments and contingencies (Note 4)
Partners’ deficit:
Managing general partner’s deficit	(495,100)	(480,800)
Limited partners’ deficit (1,500 units)	(1,460,300)	(1,434,500)
Total partners’ deficit	(1,955,400)	(1,915,300)
Total liabilities and partners’ deficit	$813,600	$762,700

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES
Natural gas and oil	$86,600	$41,600
Gain on mark-to-market derivatives	-	2,300
Total revenues	86,600	43,900
COSTS AND EXPENSES
Production	80,600	75,100
Accretion of asset retirement obligations	17,700	17,100
General and administrative	28,400	25,600
Total costs and expenses	126,700	117,800
Net loss	$(40,100)	$(73,900)
Allocation of net loss:
Managing general partner	$(14,300)	$(27,100)
Limited partners	$(25,800)	$(46,800)
Net loss per limited partnership unit	$(17)	$(31)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(40,100)	$(73,900)
Other comprehensive loss:
Less: reclassification adjustment to net loss of mark-to-market gains on cash flow hedges	-	(200)
Total other comprehensive loss	-	(200)
Comprehensive loss	$(40,100)	$(74,100)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

FOR THE THREE MONTHS ENDED

March 31, 2017

(Unaudited)

	Managing General Partner	Limited Partners	Total
Balance at December 31, 2016	$(480,800)	$(1,434,500)	$(1,915,300)
Participation in revenues, costs and expenses:
Net production revenues	2,100	3,900	6,000
Accretion of asset retirement obligations	(6,300)	(11,400)	(17,700)
General and administrative	(10,100)	(18,300)	(28,400)
Net loss	(14,300)	(25,800)	(40,100)

Balance at March 31, 2017	$(495,100)	$(1,460,300)	$(1,955,400)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows used in operating activities:
Net loss	$(40,100)	$(73,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of asset retirement obligations	17,700	17,100
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable trade-affiliate	(2,200)	4,700
Increase in asset retirement receivable-affiliate	(48,700)	(48,600)
Increase in accounts payable trade-affiliate	79,500	95,300
(Decrease) increase in accrued liabilities	(6,200)	5,400
Net cash provided by operating activities	-	-

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Net cash used in financing activities	-	-
Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continued to remain low in 2017. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

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

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under Titan’s credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continued to remain low in 2017. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, have negatively impacted Titan’s and the MGP’s ability to remain in compliance with the covenants under its credit facilities.

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

On April 19, 2017, Titan entered into a third amendment to its first lien credit facility in an attempt to ameliorate some of its liquidity concerns. The amendment provides for, among other things, waivers of non-compliance, increases in certain financial covenant ratios and scheduled decreases in Titan’s borrowing base. In addition, Titan expects that it will sell a significant amount of non-core assets in the near future to comply with the requirements of its first lien credit facility amendment and to attempt to enhance its liquidity. The lenders’ waivers are subject to revocation in certain circumstances, including the exercise of remedies by junior lenders (including pursuant to Titan’s second lien credit facility), the failure to extend the 180-day standstill period under the intercreditor agreement at least 15 business days prior to its expiration, and the occurrence of additional events of default under the first lien credit facility.

On April 21, 2017, the lenders under the Titan’s second lien credit facility delivered a notice of events of default and reservation of rights, pursuant to which they noticed events of default related to financial covenants and the failure to deliver financial statements without a “going concern” qualification. The delivery of such notice began the 180-day standstill period under the intercreditor agreement, during which the lenders under the second lien credit facility are prevented from pursuing remedies against the collateral securing Titan’s obligations under the second lien credit facility. The lenders have not accelerated the payment of amounts outstanding under the second lien credit facility.

Titan continually monitors the capital markets and the MGP’s our capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency.  For example, Titan  could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels.  Titan is evaluating various options, but there is no certainty that Titan will be able to implement any such options, and cannot provide any assurances that any refinancing or changes in its debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for Titan’s stakeholders. In addition, Titan expects that it will sell a significant amount of non-core assets in the near future to comply with the requirements of its first lien credit facility amendment and to attempt to enhance its liquidity. However, there is no guarantee that the proceeds Titan receives for any asset sale will satisfy the repayment requirements under its first lien credit facility.

Titan’s Appalachia Divestiture

On May 4, 2017, Titan entered into a definitive agreement to sell its conventional assets to Diversified Gas & Oil, PLC (“Diversified”), for $84.2 million. The transaction includes the sale of approximately 8,400 oil and gas wells across Pennsylvania, Ohio, Tennessee, New York and West Virginia, along with the associated infrastructure. Titan will retain its Utica Shale position, Indiana assets and West Virginia coalbed methane assets in the region.  The transaction is subject to customary closing conditions, has an effective date of April 1, 2017 and is expected to close in June 2017. The net proceeds will be used to repay a portion of outstanding borrowings under Titan’s first lien credit facility. The transaction will significantly improve Titan’s first lien credit facility metrics and is expected to fulfill its borrowing base step down to $360 million, which is scheduled to occur on August 31, 2017.

The assets Titan has agreed to sell to Diversified include its indirect interests in the Partnership’s assets. Titan expects that the MGP will effectuate one or more transactions involving the Partnership in connection with the sale, pursuant to which the Partnership’s assets will be segregated to allow Titan to transfer the MGP’s equity interests in the Partnership with respect to the Partnership’s assets. Following Titan’s transfer, Diversified will be the managing general partner and operator with respect to the assets.

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

Derivative Instruments

The Partnership’s MGP entered into certain financial contracts to manage the Partnership’s exposure to movement in commodity prices. On January 1, 2015, the Partnership discontinued hedge accounting through de-designation for all of its existing commodity derivatives which were qualified as hedges. As such, subsequent changes in fair value after December 31, 2014 of these derivatives were recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations, while the fair values of the instruments recorded in accumulated other comprehensive income as of December 31, 2014 were reclassified to the statements of operations in the periods in which the respective derivative contracts settled. During the three months ended March 31, 2017, the Partnership did not have any derivative activity as all derivative contracts have matured.  During the three months ended March 31, 2016, the Partnership recorded $200 as a gain reclassified from accumulated other comprehensive income into natural gas and oil revenues and $2,300 as a gain subsequent to hedge accounting recognized in gain on mark-to-market derivatives.

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	March 31, 2017	December 31, 2016
Proved properties:
Leasehold interests	$254,600	$254,600
Wells and related equipment	18,721,700	18,721,700
Total natural gas and oil properties	18,976,300	18,976,300
Accumulated depletion and impairment	(18,637,800)	(18,637,800)
Gas and oil properties, net	$338,500	$338,500

As a result of the recent significant declines in commodity prices and associated recorded impairment charges, remaining net book value of gas and oil properties on our condensed balance sheets at March 31, 2017 and December 31, 2016 was entirely related to the estimated salvage value of such properties.  The estimated salvage values were based on the MGP’s historical experience in determining such values.

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

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended March 31,
	2017	2016
Administrative fees	$13,500	$11,600
Supervision fees	60,600	52,200
Transportation fees	9,400	5,700
Direct costs	25,500	31,200
Total	$109,000	$100,700

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts payable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due to the MGP.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of March 31, 2017, the MGP has withheld $431,200 of net production revenue for future plugging and abandonment costs.

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

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continued to remain low in 2017. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

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

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under Titan’s credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2017. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, could negatively impact the MGP’s ability to remain in compliance with the covenants under its credit facilities.

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

On April 19, 2017, Titan entered into a third amendment to its first lien credit facility in an attempt to ameliorate some of its liquidity concerns. The amendment provides for, among other things, waivers of non-compliance, increases in certain financial covenant ratios and scheduled decreases in Titan’s borrowing base. In addition, Titan expects that it will sell a significant amount of non-core assets in the near future to comply with the requirements of its first lien credit facility amendment and to attempt to enhance its liquidity. The lenders’ waivers are subject to revocation in certain circumstances, including the exercise of remedies by junior lenders (including pursuant to Titan’s second lien credit facility), the failure to extend the 180-day standstill period under the intercreditor agreement at least 15 business days prior to its expiration, and the occurrence of additional events of default under the first lien credit facility.

On April 21, 2017, the lenders under the Titan’s second lien credit facility delivered a notice of events of default and reservation of rights, pursuant to which they noticed events of default related to financial covenants and the failure to deliver financial statements without a “going concern” qualification. The delivery of such notice began the 180-day standstill period under the intercreditor agreement, during which the lenders under the second lien credit facility are prevented from pursuing remedies against the collateral securing Titan’s obligations under the second lien credit facility. The lenders have not accelerated the payment of amounts outstanding under the second lien credit facility.

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

Titan’s Appalachia Divestiture

On May 4, 2017, Titan entered into a definitive agreement to sell its conventional assets to Diversified Gas & Oil, PLC (“Diversified”), for $84.2 million. The transaction includes the sale of approximately 8,400 oil and gas wells across Pennsylvania, Ohio, Tennessee, New York and West Virginia, along with the associated infrastructure. Titan will retain its Utica Shale position, Indiana assets and West Virginia coalbed methane assets in the region. The transaction is subject to customary closing conditions, has an effective date of April 1, 2017 and is expected to close in June 2017. The net proceeds will be used to repay a portion of outstanding borrowings under Titan’s first lien credit facility. The transaction will significantly improve Titan’s first lien credit facility metrics and is expected to fulfill its borrowing base step down to $360 million, which is scheduled to occur on August 31, 2017.

The assets Titan has agreed to sell to Diversified include its indirect interests in the Partnership’s assets. Titan expects that the MGP will effectuate one or more transactions involving the Partnership in connection with the sale, pursuant to which the Partnership’s assets will be segregated to allow Titan to transfer the MGP’s equity interests in the Partnership with respect to the Partnership’s assets. Following Titan’s transfer, Diversified will be the managing general partner and operator with respect to the assets.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of March 31, 2017, our MGP has withheld $431,200 of net production revenues for this purpose.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, and production costs during the periods indicated:

	Three Months Ended March 31,
	2017	2016
Production revenues (in thousands):
Gas	$72	$42
Oil	15	-
Total	$87	$42
Production volumes:
Gas (mcf/day) (1)	259	316
Oil (bbl/day) (1)	4	-
Total (mcfe/day) (1)	283	316
Average sales prices: (2)
Gas (per mcf) (1)	$3.09	$1.45
Oil (per bbl) (1)	$37.83	$-
Production costs:
As a percent of revenues	93%	180%
Per mcfe (1)	$3.15	$2.61

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing.

Natural Gas Revenues. Our natural gas revenues were $72,000 and $41,600 for the three months ended March 31, 2017 and 2016, respectively, an increase of $30,400 (73%). The $30,400 increase in natural gas revenues for the three months ended March 31, 2017 as compared to the prior year similar period was attributable to a $38,300 increase in our natural gas sales prices which were driven by market conditions, partially offset by a $7,900 decrease in production volumes. Our production volumes decreased to 259 mcf per day for the three months ended March 31, 2017 from 316 mcf per day for the three months ended March 31, 2016, a decrease of 57 mcf per day (18%). The overall decrease in natural gas production volumes for the three months ended March 31, 2017 as compared to the prior year similar period is due to the normal decline inherent in the life of a well.

Oil Revenues. We drilled wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $14,600 for the three months ended March 31, 2017. Our production volumes were 4.28 bbls per day for the three months ended March 31, 2017.

Gain on Mark-to-Market Derivatives. We recognized changes in fair value of our derivatives immediately within (loss) gain on mark-to-market derivatives on our condensed statements of operations. As of December 31, 2016, all derivative contracts have matured and we have not entered into any new contracts.

We recognized a gain on mark-to-market derivatives of $2,300 for the three months ended March 31, 2016. This change was due to changes in mark-to-market values primarily related to the change in natural gas prices during the three months ended March 31, 2016.

Costs and Expenses. Production expenses were $80,600 and $75,100 for the three months ended March 31, 2017 and 2016, respectively, an increase of $5,500 (7%). This increase was primarily due to an increase in well supervision fees during the three months ended March 31, 2017.

General and administrative expenses for the three months ended March 31, 2017 and 2016 were $28,400 and $25,600, respectively, an increase of $2,800 (11%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.

Cash Flows Overview. There were no cash flows from operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production, lease operating expenses, gathering, processing and transportation expenses, severance taxes, general and administrative expenses.

There was no cash provided by investing activities for the three months ended March 31, 2017 and 2016.

There was no cash used in financing activities for the three months ended March 31, 2017 or 2016.

Our MGP may withhold funds for future plugging and abandonment costs. Through March 31, 2017, our MGP has withheld $431,200 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

Critical Accounting Policies

See Note 2 to our condensed financial statements for additional information related to recently issued accounting standards.

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ATLAS AMERICA PUBLIC #9 LTD.

	By:	Atlas Resources, LLC, its
Managing General Partner

Date: May 15, 2017	By:	/s/ FREDRICK M. STOLERU
Fredrick M. Stoleru, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: May 15, 2017	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback, Chief Financial Officer of the Managing General Partner