Form 10-Q
period 2017-06-30
ATLAS AMERICA PUBLIC #9 LTD.
filed 2017-08-11
CIK 1121745

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-49776

ATLAS AMERICA PUBLIC #9 LTD.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1867510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o DGOC Partnership Holdings, LLC 1100 Corporate Drive
Birmingham, Alabama	76102
(Address of principal executive offices)	(zip code)

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

ATLAS AMERICA PUBLIC #9 LTD.

(A Pennsylvania Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable trade-affiliate	40,000	41,700
Total current assets	40,000	41,700
Gas and oil properties, net	338,500	338,500
Long-term asset retirement receivable-affiliate	479,700	382,500
Total assets	$858,200	$762,700
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities:
Accounts payable trade-affiliate	$891,200	$718,100
Accrued liabilities	1,900	11,600
Total current liabilities	893,100	729,700

Asset retirement obligations	1,983,800	1,948,300
Commitments and contingencies (Note 4)
Partners’ deficit:
Managing general partner’s deficit	(517,500)	(480,800)
Limited partners’ deficit (1,500 units)	(1,501,200)	(1,434,500)
Total partners’ deficit	(2,018,700)	(1,915,300)
Total liabilities and partners’ deficit	$858,200	$762,700

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
REVENUES
Natural gas and oil	$64,600	$52,200	$151,200	$93,800
Loss on mark-to-market derivatives	-	(2,400)	-	(100)
Total revenues	64,600	49,800	151,200	93,700
COSTS AND EXPENSES
Production	81,500	104,900	162,100	180,000
Accretion of asset retirement obligations	17,800	17,200	35,500	34,300
General and administrative	28,600	26,800	57,000	52,400
Total costs and expenses	127,900	148,900	254,600	266,700
Net loss	$(63,300)	$(99,100)	$(103,400)	$(173,000)
Allocation of net loss:
Managing general partner	$(22,400)	$(34,300)	$(36,700)	$(61,400)
Limited partners	$(40,900)	$(64,800)	$(66,700)	$(111,600)
Net loss per limited partnership unit	$(27)	$(43)	$(44)	$(74)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,
2017		2016	2017	2016
Net loss	$(63,300)	$(99,100)	$(103,400)	$(173,000)
Other comprehensive loss:
Less: reclassification adjustment for realized gain of cash flow hedges in net loss	-	(200)	-	(400)
Total other comprehensive loss	-	(200)	-	(400)
Comprehensive loss	$(63,300)	$(99,300)	$(103,400)	$(173,400)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

FOR THE SIX MONTHS ENDED

June 30, 2017

(Unaudited)

	Managing General Partner	Limited Partners	Total
Balance at December 31, 2016	$(480,800)	$(1,434,500)	$(1,915,300)
Participation in revenues, costs and expenses:
Net production expenses	(3,900)	(7,000)	(10,900)
Accretion of asset retirement obligations	(12,600)	(22,900)	(35,500)
General and administrative	(20,200)	(36,800)	(57,000)
Net loss	(36,700)	(66,700)	(103,400)

Balance at June 30, 2017	$(517,500)	$(1,501,200)	$(2,018,700)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows used in operating activities:
Net loss	$(103,400)	$(173,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash loss on derivative value	-	5,100
Accretion of asset retirement obligations	35,500	34,300
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable trade-affiliate	1,700	(1,700)
Increase in asset retirement receivable-affiliate	(97,200)	(97,100)
Increase in accounts payable trade-affiliate	173,100	232,100
(Decrease) increase in accrued liabilities	(9,700)	300
Net cash provided by operating activities	-	-

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Net cash used in financing activities	-	-
Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources, LLC previously served as our Managing General Partner and Operator (“Atlas Resources” or “Previous MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States.

Atlas America Public #9 LTD. (the “Partnership”) is a Pennsylvania limited partnership, formed on July 27, 2000 with DGOC Partnership Holdings, LLC serving as its Managing General Partner (“DGOC Holdings” or the “MGP”) and certain affiliates of the MGP serving as our Operators. DGOC Holdings is an indirect subsidiary of Diversified Gas & Oil, PLC (“Diversified”). Unless the context otherwise requires, references below to “the Partnership,” “we,” “us,” “our” and “our company”, refer to Atlas America Public #9 LTD.

On May 4, 2017, Titan entered into a definitive agreement to sell, among other conventional assets, its general and limited partnership equity interest (“Equity Interest”) in the Partnership to Diversified (the “Purchase and Sale Agreement” or “PSA”). The transaction was subject to customary closing conditions, had an effective date of April 1, 2017 and closed on June 30, 2017. Upon closing the PSA, the Previous MGP’s Equity Interest in the Partnership was transferred to DGOC Holdings and DGOC Holdings was admitted as a substitute managing general partner of the Partnership.

The Partnership has drilled and currently operates wells located in Pennsylvania and Ohio. We have no employees and rely on our MGP for management, which in turn, relies on Atlas Energy Group, LLC, Titan’s parent company, for administrative services through a Transition Services Agreement effective through December 31, 2017.

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

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continued to remain low in 2017. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices have had a material and adverse effect on the Partnership’s liquidity position, resulting in net operating losses since 2015. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP is continuing the efforts of the Previous MGP to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

The recent significant declines in commodity prices have challenged the Partnership’s ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, these conditions raise substantial doubt about the Partnership’s ability to continue as a going concern.

If the Partnership is not able to continue as a going concern, the Partnership may liquidate.  If the Partnership’s operations are liquidated, a valuation of the Partnership’s assets and liabilities would be determined by an independent expert in accordance with the partnership agreement. Depending on the determined values, the Partnership may have no net assets from which to make a liquidation distribution to its limited partners. A liquidation could occur without any further contributions from or distributions to the limited partners.

The significant risks and uncertainties related to the Partnership’s ability to fund its operations raise substantial doubt about the Partnership’s ability to continue as a going concern. The MGP currently intends to continue the Partnership’s operations and to fund the Partnership’s obligations for at least the near term; however, the MGP’s bears no obligation to absorb the Partnership’s operating losses.  Should the MGP cease to absorb these losses, the Partnership would likely be further impacted and may make it uneconomical for the Partnership to produce its wells until they are depleted as originally intended. The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of the Partnership’s assets and liabilities and the reported amounts of income and expenses could be required and could be material.

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

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	June 30, 2017	December 31, 2016
Proved properties:
Leasehold interests	$254,600	$254,600
Wells and related equipment	18,721,700	18,721,700
Total natural gas and oil properties	18,976,300	18,976,300
Accumulated depletion and impairment	(18,637,800)	(18,637,800)
Gas and oil properties, net	$338,500	$338,500

As a result of the recent significant declines in commodity prices and associated recorded impairment charges, remaining net book value of gas and oil properties on our condensed balance sheets at June 30, 2017 and December 31, 2016 was entirely related to the estimated salvage value of such properties.  The estimated salvage values were based on the MGP’s and the Previous MGP’s historical experience in determining such values.

Recently Issued Accounting Standards

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. We are evaluating the impact of this updated accounting guidance on our condensed financial statements, expect to use the modified retrospective approach to implementation and do not expect the application of the revised standard to have a material impact on our financial statements and related disclosures.

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

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Administrative fees	$13,700	$13,100	$27,200	$24,700
Supervision fees	61,700	59,000	122,300	111,200
Transportation fees	7,900	6,200	17,300	11,900
Direct costs	26,800	53,400	52,300	84,600
Total	$110,100	$131,700	$219,100	$232,400

The MGP and its affiliates, with administrative support from the Previous MGP, perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts payable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due to the MGP.

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

Beginning one year after each of the Partnership’s wells has been placed into production, our operators may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of June 30, 2017, the operators have withheld $479,700 of net production revenue for future plugging and abandonment costs.

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

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements in this Form 10-Q by words such as “anticipate,” “project,” “intend,” “estimate,” “expect,” “believe,” “predict,” “budget,” “projection,” “goal,” “plan,” “forecast,” “target” or similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

We caution you that the forward-looking statements contained in this Form 10- Q are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the production and sale of oil and natural gas. These risks include, but are not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”),including under the heading entitled “Forward-Looking Statements,” and all quarterly reports on Form 10-Q filed subsequently thereto. Should one or more of the risks or uncertainties described herein or in our 2016 Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

General

See Note 1 to our condensed financial statements for a description of our business and our previous managing general partner (“Previous MGP”) and Appalachia Divestiture.

Overview

The following discussion provides information to assist in understanding our financial condition and results of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated and/or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our operators a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas such as:

•	well tending, routine maintenance and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the production and sale of oil, the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our operators, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2017, our operators have withheld $479,700 of net production revenues for this purpose.

Results of Operations

The following table sets forth information relating to our production revenues, production volumes, average sales prices, production costs and depletion during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Production revenues (in thousands):
Gas	$65	$43	$137	$85
Oil	-	9	15	9
Total	$65	$52	$152	$94
Production volumes:
Gas (mcf/day) (1)	261	348	259	332
Oil (bbl/day) (1)	-	2	2	1
Total (mcfe/day) (1)	261	360	271	338
Average sales prices: (2)
Gas (per mcf) (1)	$2.75	$1.38	$2.92	$1.41
Oil (per bbl) (1)	$-	$38.20	$37.83	$38.20
Production costs:
As a percent of revenues	126%	201%	107%	192%
Per mcfe (1)	$3.47	$3.17	$3.30	$2.91
Depletion per Mcfe(3)	$-	$-	$-	$-

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing.
(3)	Following the full impairment of the Partnership’s oil and gas properties in 2015, the Partnership has recognized no depletion expense.

Revenues

The following tables reconcile the changes in natural gas, oil and total revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

	Three Months Ended June 30,
	Natural gas	Oil	Total
Revenues for the three months ended June 30, 2016	$43,700	$8,500	$52,200
Volume decrease	(11,300)	(8,500)	(19,800)
Price increase	32,200	-	32,200
Net increase (decrease)	20,900	(8,500)	12,400
Revenues for the three months ended June 30, 2017	$64,600	$-	$64,600

	Six Months Ended June 30,
	Natural gas	Oil	Total
Revenues for the six months ended June 30, 2016	$85,300	$8,500	$93,800
Volume (decrease) increase	(19,300)	5,900	(13,400)
Price increase	70,600	200	70,800
Net increase	51,300	6,100	57,400
Revenues for the six months ended June 30, 2017	$136,600	$14,600	$151,200

The natural gas and oil volume variances reflected for the periods presented in the tables above relate to (1) wells being temporarily shut-in, (2) which may result in timing differences associated with the production from those wells depending upon when they are placed back into production, and (3) normal and expected declines inherent in the life of a well.

Gain on Mark-to-Market Derivatives. We recognized changes in fair value of our derivatives immediately within (loss) gain on mark-to-market derivatives on our condensed statements of operations. As of December 31, 2016, all derivative contracts have settled and we entered into no new contracts. For the three and six months ended June 30, 2016, we recognized a loss on mark-to-market derivatives of $2,400 and $100, respectively. The mark-to-market change was primarily due to changes in natural gas prices during the periods.

Costs and Expenses. Production expenses were $81,500 and $104,900 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $23,400 (22%). Production expenses were $162,100 and $180,000 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $17,900 (10%).  This decrease was primarily due to a decrease in repairs and maintenance expenses during the three and six months ended June 30, 2017 when compared to the prior year similar period.

General and administrative expenses for the three months ended June 30, 2017 and 2016 were $28,600 and $26,800, respectively, an increase of $1,800 (7%). For the six months ended June 30, 2017 and 2016, the expenses were $57,000 and $52,400, respectively, and increase of $4,600 (9%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.

Cash Flows Overview. There were no cash flows from operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production, lease operating expenses, gathering, processing and transportation expenses, severance taxes, general and administrative expenses.

There was no cash provided by investing activities for the three and six months ended June 30, 2017 and 2016.

There was no cash used in financing activities for the three and six months ended June 30, 2017 or 2016.

Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2017, our MGP has withheld $479,700 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

See Note 1 to our condensed financial statements for additional information related to liquidity, capital resources and the ability to continue as a going concern.

As discussed in greater detail in Note 1 to our condensed financial statements, the significant risks and uncertainties related to the Partnership’s ability to fund its operations raise substantial doubt about the Partnership’s ability to continue as a going concern. The MGP currently intends to continue the Partnership’s operations and to fund the Partnership’s obligations; however, the MGP bears no obligation to absorb the Partnership’s operating losses. Should the MGP cease to absorb these losses, the Partnership would likely be further impacted and may make it uneconomical for the Partnership to produce its wells until they are depleted as originally intended. The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of the Partnership’s assets and liability and the reported amounts of income and expenses could be required and could be material.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Operating Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Operating Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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
3.1

Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Atlas America Public #9 LTD dated June 30, 2017 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K dated June 30, 2017 and incorporated herein by reference)

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

ATLAS AMERICA PUBLIC #9 LTD.

	By:	DGOC Partnership Holdings, LLC, its
Managing General Partner

Date: August 11, 2017	By:	/s/ Robert R. Hutson, Jr.
Robert R. Hutson, Jr., Chief Executive Officer (principal executive officer) of the Managing General Partner

Date: August 11, 2017	By:	/s/ Bradley G. Gray
Bradley G. Gray, Chief Operating Officer (principal financial officer) of the Managing General Partner