Form 10-Q
period 2017-09-30
ATLAS AMERICA PUBLIC #9 LTD.
filed 2017-11-14
CIK 1121745

United States
Securities and Exchange Commission
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-49776
_________________________________________________________
ATLAS AMERICA PUBLIC #9 LTD.
(Exact name of registrant as specified in its charter)
_________________________________________________________

Pennsylvania	25-1867510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o DGOC Partnership Holdings, LLC 1100 Corporate Drive
Birmingham, Alabama	76102
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (412)-489-0006
_________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

ATLAS AMERICA PUBLIC #9 LTD.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM I FINANCIAL STATEMENTS
ATLAS AMERICA PUBLIC #9 LTD.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable trade-affiliate	33,300	41,700
Total current assets	33,300	41,700
Gas and oil properties, net	338,500	338,500
Long-term asset retirement receivable-affiliate	528,300	382,500
Total assets	$900,100	$762,700
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities:
Accounts payable trade-affiliate	$968,100	$718,100
Accrued liabilities	1,900	11,600
Total current liabilities	970,000	729,700

Asset retirement obligations	2,001,500	1,948,300
Commitments and contingencies (Note 4)

Partners’ deficit:
Managing general partner’s deficit	(536,200)	(480,800)
Limited partners’ deficit (1,500 units)	(1,535,200)	(1,434,500)
Total partners’ deficit	(2,071,400)	(1,915,300)
Total liabilities and partners’ deficit	$900,100	$762,700

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
REVENUES
Natural gas and oil	$68,100	$55,400	$219,300	$149,200
Loss on mark-to-market derivatives	—	—	—	(100)
Total revenues	68,100	55,400	219,300	149,100
COSTS AND EXPENSES
Production	77,100	74,100	239,200	254,100
Accretion of asset retirement obligations	17,700	17,000	53,200	51,300
General and administrative	26,000	26,100	83,000	78,500
Total costs and expenses	120,800	117,200	375,400	383,900
Net loss	$(52,700)	$(61,800)	$(156,100)	$(234,800)
Allocation of net loss:
Managing general partner	$(18,700)	$(21,900)	$(55,400)	$(83,300)
Limited partners	$(34,000)	$(39,900)	$(100,700)	$(151,500)
Net loss per limited partnership unit	$(23)	$(27)	$(67)	$(101)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(52,700)	$(61,800)	$(156,100)	$(234,800)
Other comprehensive loss:

Less: reclassification adjustment for realized gain of cash flow hedges in net loss	—	(300)	—	(700)
Total other comprehensive loss	—	(300)	—	(700)
Comprehensive loss	$(52,700)	$(62,100)	$(156,100)	$(235,500)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
CONDENSED STATEMENT OF CHANGES IN PARTNERS’ DEFICIT
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2017
(Unaudited)

	Managing General Partner	Limited Partners	Total

Balance At December 31, 2016	$(480,800)	$(1,434,500)	$(1,915,300)
Participation in revenues, costs and expenses:
Net production expenses	(7,100)	(12,800)	(19,900)
Accretion of asset retirement obligations	(18,900)	(34,300)	(53,200)
General and administrative	(29,400)	(53,600)	(83,000)
Net loss	(55,400)	(100,700)	(156,100)

Balance At September 30, 2017	$(536,200)	$(1,535,200)	$(2,071,400)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows used in operating activities:
Net loss	$(156,100)	$(234,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash loss on derivative value	—	6,500
Accretion of asset retirement obligations	53,200	51,300
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable trade-affiliate	8,400	(2,200)
Increase in asset retirement receivable-affiliate	(145,800)	(145,800)
Increase in accounts payable trade-affiliate	250,000	322,200
(Decrease) increase in accrued liabilities	(9,700)	2,800
Net cash provided by operating activities	—	—

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Net cash used in financing activities	—	—
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas America Public #9 LTD. (the “Partnership”) is a Pennsylvania limited partnership, formed on July 27, 2000 with DGOC Partnership Holdings, LLC serving as its Managing General Partner (“DGOC Holdings” or the “MGP”) and certain affiliates of the MGP serving as our Operators ("Operators"). DGOC Holdings is an indirect subsidiary of Diversified Gas & Oil, PLC (“Diversified”; AIM: DGOC). Unless the context otherwise requires, references below to “the Partnership,” “we,” “us,” “our” and “our company”, refer to Atlas America Public #9 LTD.

Until June 30, 2017, Atlas Resources, LLC previously served as our Managing General Partner and Operator (“Atlas Resources” or “Previous MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. On May 4, 2017, Titan entered into a definitive agreement to sell, among other conventional assets, its general and limited partnership equity interest (“Equity Interest”) in the Partnership to Diversified (the “Purchase and Sale Agreement” or “PSA”). The transaction was subject to customary closing conditions, had an effective date of April 1, 2017 and closed on June 30, 2017. Upon closing the PSA, the Previous MGP’s Equity Interest in the Partnership was transferred to DGOC Holdings and DGOC Holdings was admitted as a substitute managing general partner of the Partnership.

The Partnership has drilled and currently operates wells located in Pennsylvania and Ohio. We have no employees and rely on our MGP to staff and manage our operations, which in turn, relies on Atlas Energy Group, LLC, Titan’s parent company, for administrative services through a Transition Services Agreement ("TSA") effective through December 31, 2017. After the expiration of the TSA, staffing will be provided by an affiliate of Diversified.

The Partnership’s operating cash flows are generated from its wells, which produce natural gas and oil. Produced natural gas and oil is then delivered to market through third-party gas gathering systems. The Partnership intends to produce its wells until they are sold, depleted or become uneconomical to produce at which time they will be plugged and abandoned. The Partnership does not expect to drill additional wells and expects no additional funds will be required for drilling.

The economic viability of the Partnership’s production is based on a variety of factors including proved developed producing reserves that it expects to recover using existing equipment and operating methods or proved reserves recoverable where the cost of the necessary additional extraction equipment is relatively minor compared to the cost of a new well and through currently installed extraction equipment and related infrastructure which is operational at the time of the reserves estimate (if the extraction is by means not involving drilling, completing or reworking a well).

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues. The prices at which the Partnership’s natural gas and oil will be sold are uncertain and the Partnership is not guaranteed a specific price for the sale of its production. Changes in natural gas and oil prices have a significant impact on the Partnership’s cash flow and the value of its reserves. Lower natural gas and oil prices may, in addition to decreasing the Partnership’s revenues, also reduce the amount of natural gas that the Partnership can produce economically.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices negatively impact the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices materially adversely effect the Partnership’s liquidity position, and have resulted in net operating losses since 2015. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP is continuing the efforts of the Previous MGP to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue its strategic effort to manage the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices continue to remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. Interim period results are not necessarily indicative of results to be expected for the full year. These condensed financial statements have been prepared in accordance with rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. They should be read in conjunction with the financial statements for the year ended December 31, 2016 and notes thereto included in our 2016 Annual Report on Form 10-K, which include a summary of the significant accounting policies.

Use of Estimates

The preparation of the Partnership’s condensed financial statements in conformity with U.S. GAAP requires the MGP to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s condensed financial statements, as well as the reported amounts of revenues and costs and expenses during the reporting periods. The Partnership’s condensed financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, impairments, fair value of derivative instruments and the probability of forecasted transactions. The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

Gas and Oil Properties

The following is a summary of natural gas and oil properties at the dates indicated:

	September 30, 2017	December 31, 2016
Proved properties:
Leasehold interests	$254,600	$254,600
Wells and related equipment	18,721,700	18,721,700
Total natural gas and oil properties	18,976,300	18,976,300
Accumulated depletion and impairment	(18,637,800)	(18,637,800)
Gas and oil properties, net	$338,500	$338,500

As a result of the recent significant declines in commodity prices and associated recorded impairment charges, remaining net book value of gas and oil properties on our condensed balance sheets at September 30, 2017 and December 31, 2016 was entirely related to the estimated salvage value of such properties.  The estimated salvage values were based on the MGP’s and the Previous MGP’s historical experience in determining such values.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most of the existing revenue recognition requirements in GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU 2014-09 by one year. As a result, the standard is effective for annual periods beginning on or after December 31, 2017, including interim periods within that reporting period. The standard can be applied using either the full retrospective approach or a modified retrospective approach at the date of adoption.

The MGP has made significant progress in its assessment of the adoption of this standard on its revenue-related contracts. The Partnership currently recognizes revenue under the sales method of accounting, and to date, has not identified any contracts that would require a change from the sales method. To date, the MGP has not identified any material impact that the new standard will have on the Partnership's Financial Statements with the exception of new disclosures. The Partnership intends to adopt the new standard on January 1, 2018 using the modified retrospective method at the date of adoption.

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

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Administrative fees	$13,400	$12,300	$40,600	$37,000
Supervision fees	60,900	55,200	183,200	166,400
Transportation fees	7,200	6,800	24,500	18,700
Direct costs	21,600	25,900	73,900	110,500
Total	$103,100	$100,200	$322,200	$332,600

The MGP and its affiliates, with administrative support from the Previous MGP under the previously mentioned TSA, perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts payable trade-affiliate on the Partnership’s balance sheets includes the net production expenses due to the MGP.

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

Beginning one year after each of the Partnership’s wells has been placed into production, our Operators may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of September 30, 2017, the Operators have withheld $528,300 of net production revenue for future plugging and abandonment costs.

Environmental risk is inherent to oil and natural gas operations, and we and our affiliates may be, at times, subject to potential environmental remediation liability. We manage this environmental risk through appropriate environmental policies and practices to minimize any impact our operations may have on the environment. To the extent that we are unable to recover payment for environmental liabilities from insurance or other potentially responsible parties, we will be responsible for payment of liabilities arising from environmental incidents associated with the operating activities of our oil and natural gas operations.

Legal Proceedings

The Partnership and affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising out of the ordinary course of its business. The MGP believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s or the MGP’s financial condition or results of operations.

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

The Partnership cautions you that the forward-looking statements contained in this Form 10-Q are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the production and sale of oil and natural gas. These risks include, but are not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”),including under the heading entitled “Forward-Looking Statements,” and all quarterly reports on Form 10-Q filed subsequently thereto. Should one or more of the risks or uncertainties described herein or in our 2016 Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

General

See Note 1 to our condensed financial statements for a description of our business and our previous managing general partner (“Previous MGP”) and Appalachia Divestiture.

Overview

The following discussion provides information to assist in understanding our financial condition and results of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas is then delivered to market through affiliated and/or third-party gas gathering systems.
Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas production. Our results of operations are dependent upon the difference between prices received for our oil and gas production and the costs to find and produce such oil and gas. Oil and natural gas prices have been volatile and subject to fluctuations based on a number of factors beyond our control.
Beginning in the third quarter of 2014, the global prices for oil and natural gas began a dramatic decline which continued through 2015 and into 2016. Current prices, while higher than those in early 2016, are significantly less than they were in the several years prior to mid-2014. A decline in oil and natural gas prices and a sustained period of oil and natural gas prices at depressed levels could have a material adverse effect on our financial condition. We currently do not have any derivative contracts to hedge against declines in commodity prices.
We pay our MGP, as an Operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas such as:

•	well tending, routine maintenance and adjustment;

•	reading meters, recording production, pumping, maintaining appropriate books and records; and

•	preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the production and sale of oil, the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our Operators, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2017, our Operators have withheld $528,300 of net production revenues for this purpose.

Results of Operations

The following table sets forth information relating to our production revenues, production volumes, average sales prices, production costs and depletion during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Production revenues (in thousands):
Gas	$58	$48	$192	$133
Oil	10	7	27	16
Total	$68	$55	$219	$149

Production volumes:
Gas (mcf/day) (1)	289	348	269	338
Oil (bbl/day) (1)	3	2	2	2
Total (mcfe/day) (1)	307	360	281	350

Average sales prices: (2)
Gas (per mcf) (1)	$2.18	$1.48	$2.61	$1.43
Oil (per bbl) (1)	$36.23	$42.38	$49.45	$40.10

Production costs:
As a percent of revenues	113%	134%	109%	170%
Per mcfe (1)	$2.73	$2.23	$3.12	$2.67

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.

(2)	Average sales prices represent accrual basis pricing.

Revenues

The following tables reconcile the changes in natural gas, oil and total revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

	Three Months Ended September 30,
	Natural gas	Oil	Total
Revenues for the three months ended September 30, 2016	$47,400	$8,000	$55,400
Volume (decrease) increase	(8,100)	4,400	(3,700)
Price increase (decrease)	19,000	(2,600)	16,400
Net increase	10,900	1,800	12,700
Revenues for the three months ended September 30, 2017	$58,300	$9,800	$68,100

	Nine Months Ended September 30,
	Natural gas	Oil	Total
Revenues for the nine months ended September 30, 2016	$132,700	$16,500	$149,200
Volume (decrease) increase	(27,500)	10,300	(17,200)
Price increase	86,500	800	87,300
Net increase	59,000	11,100	70,100
Revenues for the nine months ended September 30, 2017	$191,700	$27,600	$219,300

The natural gas and oil volume variances reflected for the periods presented in the tables above relate to (1) wells being temporarily shut-in, (2) which may result in timing differences associated with the production from those wells depending upon when they are placed back into production, and (3) normal and expected declines inherent in the life of a well.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Production	77,100	74,100	239,200	254,100
Accretion of asset retirement obligations	17,700	17,000	53,200	51,300
General and administrative	26,000	26,100	83,000	78,500
Total costs and expenses	120,800	117,200	375,400	383,900

Costs and Expenses. Production expenses were $77,100 and $74,100 for the three months ended
September 30, 2017 and 2016, respectively, an increase of $3,000 (4%). Production expenses were $239,200 and $254,100 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $14,900 (6%).  The increase during the three months ended September 30, 2017 when compared to the prior year corresponding period is a result of an increase in administrative, operating and transportation fees due to additional wells producing during the period. The decrease was primarily due to a decrease in repairs and maintenance expenses during the nine months ended September 30, 2017 when compared to the prior year corresponding period.

General and administrative expenses for the three months ended September 30, 2017 and 2016 were $26,000 and $26,100, respectively, a decrease of $100. For the nine months ended September 30, 2017 and 2016, the expenses were $83,000 and $78,500, respectively, an increase of $4,500 (6%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.

Cash Flows Overview. There were no cash flows from operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production, lease operating expenses, gathering, processing and transportation expenses, severance taxes, general and administrative expenses.

No cash was provided by investing activities for the three and nine months ended September 30, 2017 and 2016.

No cash was used in financing activities for the three and nine months ended September 30, 2017 and 2016.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 The MGP maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the MGP's Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the MGP recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of the MGP's Chief Executive Officer and Principal Financial Officer, the MGP has carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the MGP's Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2017, its disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Partnership is a party to various routine legal proceedings arising out of the ordinary course of its business. The MGP believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition or results of operations.

The MGP's affiliates and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their respective businesses. The MGP believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP’s financial condition or results of operations.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.		Description
3.1
Certificate of Limited Partnership for Atlas America Public #9 LTD. (filed as Exhibit 4(a) to the Partnership’s Form SB-2 Registration Statement dated September 8, 2000, as amended, File No. 333-44130, and incorporated herein by reference)

3.2
Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #9 LTD. (filed as Exhibit 4(b) to the Partnership’s Form SB-2 Registration Statement dated September 8, 2000, as amended, File No. 333-44130, and incorporated herein by reference)

3.3
Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Atlas America Public #9 LTD dated June 30, 2017 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K dated June 30, 2017 and incorporated herein by reference)

31.1	(a)	Certification Pursuant to Rule 13a-14/15(d)-14

31.2	(a)	Certification Pursuant to Rule 13a-14/15(d)-14

32.1	(b)	Section 1350 Certification

32.2	(b)	Section 1350 Certification

101	(c)	Interactive Data File

(a)	Filed herewith
(b)
Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as "accompanying" this report and not "filed" as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, except to the extent that the registrant specifically incorporates it by reference.

(c)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are being furnished herewith and are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS AMERICA PUBLIC #9 LTD.

	By:	DGOC Partnership Holdings, LLC, its
Managing General Partner

Date: November 14, 2017	By:	/s/ Robert R. Hutson, Jr.
Robert R. Hutson, Jr., Chief Executive Officer (principal executive officer) of the Managing General Partner

Date: November 14, 2017	By:	/s/ Bradley G. Gray
Bradley G. Gray, Chief Operating Officer (principal financial officer) of the Managing General Partner