Form 10-K
period 2017-12-31
ATLAS AMERICA PUBLIC #9 LTD.
filed 2018-03-28
CIK 1121745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 000-49776
_______________________________________________________________________________________________
ATLAS AMERICA PUBLIC #9 LTD.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________________________________

Pennsylvania	25-1867510
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)
1100 Corporate Drive Birmingham, AL	35242
(Address of principal executive offices)	Zip code
Registrant’s telephone number, including area code: (412) 489-0006
_______________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Units representing Limited Partnership Interests
(Title of Class)
_______________________________________________________________________________________________
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

ATLAS AMERICA PUBLIC #9 LTD.
INDEX TO ANNUAL REPORT
ON FORM 10-K

GLOSSARY OF TERMS

Key Term	Definition
Bbl	One barrel of oil, condensate, or other liquid hydrocarbons equal to 42 United States gallons.
Bpd	Barrels per day.
Condensate
Condensate is a mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

Developed acreage	The number of acres which are allocated or assignable to producing wells or wells capable of production
Development well	A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
Dry hole or well	A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
FASB	Financial Accounting Standards Board.
Field
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

Fractionation	The process used to separate a natural gas liquid stream into its individual components.
GAAP	Generally Accepted Accounting Principles in the United States of America.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
MBbl	One thousand barrels of oil, condensate, or other liquid hydrocarbons.
Mcf	One thousand cubic feet of natural gas; the standard unit for measuring volumes of natural gas.
Mcfe	One thousand cubic feet equivalent, determined using the ratio of six Mcf of gas to one Bbl of oil, condensate or natural gas liquids.
Mcfd	One thousand cubic feet per day.
Mcfed	One Mcfe per day.
Net acres or net wells
A new well or net acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or net acres is the sum of the fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions of whole numbers.

Natural Gas Liquids or NGLs
A mixture of light hydrocarbons that exist in the gaseous phase at reservoir conditions but are recovered as liquids in gas processing plants. NGL differs from condensate in two principal respects: (1) NGL is extracted and recovered in gas plants rather than lease separators or other lease facilities; and (2) NGL includes very light hydrocarbons (ethane, propane, butanes) as well as the pentanes-plus (the main constituent of condensates).

NYMEX	The New York Mercantile Exchange.
NYSE	The New York Stock Exchange.
Oil	Oil and condensate.
Productive well	A producing well or a well that is found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil and natural gas well.
Proved developed reserves
Reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Key Term	Definition
Proved reserves
Proved natural gas and oil reserves are those quantities of natural gas and oil, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i) The area of the reservoir considered as proved includes:
(a) The area identified by drilling and limited by fluid contacts, if any, and

(b) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data.

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

Proved Undeveloped Reserves or PUDs
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

PV-10	Present value of future net revenues. See the definition of “standardized measure”.
Reserves
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

Key Term	Definition
Reservoir
A porous and permeable underground formation containing a natural accumulation of economically productive oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.

SEC	Securities Exchange Commission.
Standardized Measure
Standardized measure, or standardized measure of discounted future net cash flows relating to proved natural gas and oil reserve quantities, is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission (using prices and costs in effect as of the date of estimation) without giving effect to non-property related expenses such as general and administrative expenses, debt service or to depreciation, depletion and amortization and discounted using an annual discount rate of 10%. Standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes.

Successful well	A well capable of producing natural gas and/or oil in commercial quantities.
Undeveloped acreage
Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

Working interest
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

FORWARD-LOOKING STATEMENTS
This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements in this Form 10-K by words such as “anticipate,” “project,” “intend,” “estimate,” “expect,” “believe,” “predict,” “budget,” “projection,” “goal,” “plan,” “forecast,” “target” or similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. The following and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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
The Partnership cautions you that the forward-looking statements contained in this Form 10-K are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. These risks include, but are not limited to, the risks described in this report. Should one or more of the risks or uncertainties described above occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

PART I.

ITEM 1: BUSINESS

Overview

Atlas America Public #9 LTD. (the “Partnership”) is a Pennsylvania limited partnership, formed on July 27, 2000. DGOC Partnership Holdings, LLC serves as its Managing General Partner (“DGOC Holdings” or the “MGP”) and certain affiliates of the MGP serve as our Operators ("Operators"). DGOC Holdings is an indirect subsidiary of Diversified Gas & Oil, PLC (“Diversified”; AIM: DGOC). Unless the context otherwise requires, references below to “the Partnership,” “we,” “us,” “our” and “our company”, refer to Atlas America Public #9 LTD.

Until June 30, 2017, Atlas Resources, LLC served as our Managing General Partner and Operator (“Atlas Resources” or “Previous MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”). Titan is an independent developer and producer of natural gas, oil, and natural gas liquids, with operations in basins across the United States. On May 4, 2017, Titan entered into a definitive agreement to sell, among other conventional assets, its general and limited partnership equity interest (“Equity Interest”) in the Partnership to Diversified (the “Purchase and Sale Agreement” or “PSA”). The transaction was subject to customary closing conditions, had an effective date of April 1, 2017 and closed on June 30, 2017. Upon closing the PSA, the Previous MGP’s Equity Interest in the Partnership was transferred to DGOC Holdings and DGOC Holdings was admitted as a substitute MGP of the Partnership.

For additional information, see Part II, Item 8, Note 1.

Historical Drilling Activity

During 2000 and 2001, we drilled 85 gross wells, 80.75 net wells, within the Clinton/Medina and Upper Devonian Sandstones geological formations in Pennsylvania and Ohio. We intend to produce our wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.

Natural Gas and Oil Production

Production Revenues, Volumes, Prices and Costs

The MGP markets the majority of our natural gas production to natural gas marketers directly or to third-party plant operators who process and market the natural gas. Our oil production is sold to crude oil processors, transporters and refining and marketing companies in the area. The sales price of natural gas and oil produced is a function of the market in the area and typically tied to a regional index.

Our production revenues and estimated natural gas and oil reserves are substantially dependent on prevailing market prices for natural gas and oil. The following table presents our production revenues, volumes and average sales prices for our natural gas and oil production for the periods indicated, along with our average production costs in each of the reported periods:

	Years Ended December 31,
	2017	2016	$ Change	% Change
Production revenues (in thousands):
Natural gas revenue	$252	$185	67	36%
Oil revenue	34	31	3	10%
Total revenues	$286	$216	70	32%

Production:
Natural gas (Mcf)	98,163	117,749	(19,586)	(17)%
Oil (Bbl)	718	743	(25)	(3)%
Total (Mcfe)	102,471	122,207	(19,736)	(16)%

Average sales price:
Natural gas (per Mcf)	$2.57	$1.58	$0.99	63%
Oil (per Bbl)	$47.02	$41.55	$5.47	13%

Production costs (per Mcfe)	$3.21	$2.69	$0.52	19%

Our ongoing operating and maintenance costs have been or are expected to be fulfilled through revenues from the sale of our natural gas and oil production and through the subsidization of our MGP. Our MPG charges a monthly well supervision fee of $337 per well per month as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:

•	Well tending, routing maintenance and adjustment;

•	Reading meters, recording production, pumping, maintaining appropriate books and records; and

•	Preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment and materials and brine disposal. If these expenses are incurred, we are charged the costs for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment cost of the well. As of December 31, 2017, our MGP and the Previous MGP withheld $576,900 of net production revenue for this purpose. For additional information, see Part II, Item 8, Note 1.

Contractual Revenue Arrangements

We have no delivery commitments for fixed and determinable quantities of natural gas and oil in any future periods under existing contracts or agreements.

Natural Gas. The MGP markets the majority of our natural gas production to natural gas purchasers directly or to third- party midstream companies who gather, treat, and process, as necessary, and market the natural gas. The sales price of natural gas produced is a function of the market in the area and typically linked to a regional index. The pricing indices for the majority of our production include:

•	Dominion South Point

•	NYMEX

•	Tetco M2

Oil. Oil produced from our wells flows directly into leasehold storage tanks where it is picked up by an oil purchaser either directly or through a common carrier acting on behalf of the oil purchaser. The oil is typically sold at the prevailing spot market price for each region, less appropriate trucking/pipeline charges.

The following table summarizes our customers accounting for at least 10% of total natural gas and oil production revenues for the year ended December 31, 2017:

Direct Energy Business LLC	55%
Castleton Commodities Merchant Trading, LLC	21%
Ergon Oil Purchasing, Inc.	12%
Other (no single customer accounts for more than 10% of revenues)	12%
Total	100%

Natural Gas Gathering Agreements

Substantially all natural gas produced is gathered through one or more pipeline systems before sale or delivery to a purchaser or an interstate pipeline. Each separate company providing gathering services charges a gathering fee for each gathering activity provided. Fees will vary depending on the distance the gas travels and whether additional services such as compression, blending, or treating are provided.

We have gathering agreements with Laurel Mountain Midstream, LLC (“Laurel Mountain”). Under these agreements, we dedicate our natural gas production in certain areas within southwest Pennsylvania to Laurel Mountain for transportation to interstate pipeline systems or local distribution companies, subject to certain exceptions. In return, Laurel Mountain is required to accept and transport our dedicated natural gas subject to certain conditions. For its services, Laurel Mountain charges the greater of $0.35 per mcf or 16% of the gross sales price of the natural gas, though it does charge a lesser fee to a small number of specific wells in the area.

Competition and Markets

We operate entirely within the Appalachian Basin of the United States. The oil and natural gas industry is affected by many factors that we cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on our operations and profitability. The impact of these factors is extremely difficult to accurately predict or anticipate. It is difficult for us to predict the occurrence of events that may affect commodity prices or the degree to which these prices will be affected; however, the prices we receive for the commodities we produce will generally approximate current market prices in the geographic region of the production.

Natural gas prices are primarily determined by North American supply and demand and to a lesser extent, natural gas exports and are heavily influenced by weather and storage levels. Natural gas prices may continue to be under pressure largely due to excess supply of natural gas caused by the high productivity of shale plays in the United States which has outpaced demand. Depressed natural gas futures prices reflect the expectation there will be an oversupply of natural gas in the future.

Significant factors that will impact 2018 oil prices include worldwide economic conditions, political and economic developments in the Middle East, Africa and South America, demand in Asian and European markets and the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations choose to manage oil supply through export quotas.

Natural gas and oil prices affect:

•	our revenues, profitability and cash flow;

•	the quantity of natural gas and oil that we can economically produce; and

•	the quantity of natural gas and oil shown as proved reserves.

Any continued or extended decline in natural gas and oil prices could have a material adverse effect on our financial position, results of operations, and cash flows.

Seasonal Nature of Business

Generally, but not always, the demand for natural gas decreases during the spring and fall months and increases during the winter months and, in some areas, also increases during the summer months. Seasonal anomalies such as mild winters or hot summers also may impact this demand. In addition, pipelines, utilities, local distribution companies and industrial end-users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also impact the seasonality of demand.

Environmental Matters and Regulation

Our operations are subject to numerous federal, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection, some of which carry substantial administrative, civil and criminal penalties for failure to comply. These laws and regulations may include but are not limited to:

•	the acquisition of a permit before construction commences;

•	restriction of the types, quantities and concentrations of various substances that can be released into the environment in connection with production and transporting through pipelines;

•	governing the sourcing and disposal of water used in the drilling and completion process;

•	requiring some form of remedial action to prevent or mitigate pollution from existing and former operations such as plugging abandoned wells or closing earthen impoundments; and

•	imposing substantial liabilities for pollution resulting from operations or failure to comply with regulatory filings.

These laws and regulations also may restrict the rate of production. Moreover, changes in environmental laws and regulations often occur, and any changes that result in more stringent and costly well construction, drilling, water management or completion activities or more restrictive waste handling, storage, transport, disposal or cleanup requirements for any substances used or produced in our operations could materially adversely affect our operations and financial position, as well as those of the oil and natural gas industry in general.

Oil and natural gas activities have increasingly faced opposition from environmental organizations and, in certain areas, have been, restricted or banned by governmental authorities in response to concerns regarding the prevention of pollution or the protection of the environment. Moreover, some environmental laws and regulations may impose strict liability regardless of fault or knowledge, which could subject us to liability for conduct that was lawful at the time it occurred or conduct or conditions caused by prior operators or third parties at sites we currently own or where we have sent wastes for disposal. To the extent future laws or regulations are implemented or other governmental action is taken that prohibits, restricts or materially increases the costs of drilling, or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general, our business and financial results could be adversely affected. The following is a summary of some of the environmental laws to which our operations are subject.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons may include owners or operators of the disposal site or sites where the hazardous substance release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, all of these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties, pursuant to environmental statutes, common law or both, to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment. Although petroleum, including crude oil and natural gas, is not a “hazardous substance” under CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as “hazardous substances” under CERCLA and that releases of such wastes may therefore give rise to liability under CERCLA. While we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be potentially responsible for cleanup costs under CERCLA. In addition, certain state laws also regulate the disposal of oil and natural gas wastes. New state and federal regulatory initiatives that could have a significant adverse impact on us may periodically be proposed and enacted.

Waste handling. We also may incur liability under the Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state laws, which impose requirements related to the handling and disposal of non-hazardous solid wastes and hazardous wastes. Drilling fluids, produced waters, and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy are currently regulated by the United States Environmental Protection Agency (“EPA”) and state agencies under RCRA’s less stringent non-hazardous solid waste provisions. It is possible that these solid wastes could in the future be reclassified as hazardous wastes, whether by amendment of RCRA or adoption of new laws, which could significantly increase our costs to manage and dispose of such wastes. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, may be regulated as hazardous wastes. Although the costs of managing wastes classified as hazardous waste may be significant, we do not expect to experience more burdensome costs than similarly situated companies in our industry. Also, in December 2016, the EPA agreed in a consent decree to review its regulation of oil and gas waste. It has until March 2019 to determine whether any revisions are necessary. Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.

We currently own or lease, and have in the past owned or leased, properties that have been used for many years for the exploration and production of oil and natural gas. Petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under other locations where such materials have been taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes was not under our control. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and comparable state laws and regulations. Under such laws and regulations, we could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial activities to prevent future contamination.

Water discharges and use. The Federal Water Pollution Control Act, as amended (the “CWA”), and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These laws also prohibit the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of greater than threshold quantities of oil. We regularly review our natural gas and oil properties to determine the need for new or updated SPCC plans and, where necessary, we will be developing or upgrading such plans, the costs of which are not expected to be substantial.

The Oil Pollution Act of 1990, as amended (“OPA”), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from an oil spill, including, but not limited to, the costs of responding to a release of oil to surface waters. While we believe we have been in substantial compliance with OPA, noncompliance could result in varying civil and criminal penalties and liabilities.

The Underground Injection Control (“UIC”) Program authorized by the Safe Drinking Water Act prohibits any underground injection unless authorized by a permit. In connection with our operations, the Partnership may dispose of produced water in underground wells, which are designed and permitted to place the water into deep geologic formations, isolated from fresh water sources. However, because some states have become concerned that the disposal of produced water could under certain circumstances contribute to seismicity, they have adopted or are considering adopting additional regulations governing such disposal. For example, in January 2016, Ohio lawmakers proposed new legislation that would, among other things, require injection wells be located more than 2,000 feet from any occupied dwelling. While that particular legislation did not become law, should similar onerous regulations or bans relating to underground wells be placed in effect in areas where the Partnership has significant operations, there could be an impact on the Partnership's ability to operate.

Hydraulic fracturing. Hydraulic fracturing, which has been used by the industry for over 60 years, is an important and common practice to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely apply hydraulic fracturing techniques as part of our operations. This process is typically regulated by state environmental agencies and oil and natural gas commissions; however, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final Clean Air Act (as defined below) regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; proposed effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, while the Federal Bureau of Land Management (“BLM”) released a final rule setting forth disclosure requirements and other regulatory mandates for hydraulic fracturing on federal lands in March 2015, on December 29, 2017, the U.S. Department of Interior rescinded the 2015 rule that would have set new environmental limitations on hydraulic fracturing, or fracking, on public lands because it believed the 2015 rule imposed administrative burdens and compliance costs that were not justified. Moreover, from time to time, Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In addition to any actions by Congress, certain states in which we operate, including Pennsylvania, have adopted, and other states are considering adopting, regulations imposing or that could impose new or more stringent permitting, public disclosure, or well construction requirements on hydraulic fracturing operations. States could also elect to prohibit hydraulic fracturing altogether, such as in the State of New York. Local governments also may seek to adopt ordinances within their jurisdiction regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we currently or in the future plan to operate, we may incur additional, more significant, costs to comply with such requirements and also could become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

In addition, certain government reviews are underway that focus on environmental aspects of hydraulic fracturing practices. On December 13, 2016, the EPA issued its final report on the potential of hydraulic fracturing to impact drinking water resources through water withdrawals, spills, fracturing directly into such resources, underground migration of liquids and gases, and inadequate treatment and discharge of wastewater which did not find evidence that these mechanisms have led to widespread, systematic impacts on drinking water resources. However, the EPA’s report did identify future efforts that could be taken to further understand the potential of hydraulic fracturing to impact drinking water resources, including ground water and surface water monitoring in areas with hydraulically fractured oil and gas production wells. Based on the EPA’s study, existing regulations and our practices, we do not believe our hydraulic fracturing operations are likely to impact drinking water resources but the EPA study could result in initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

We believe that our hydraulic fracturing activities follow applicable industry practices and legal requirements for groundwater protection and that our hydraulic fracturing operations have not resulted in material environmental liabilities. We do not maintain insurance policies intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our existing insurance policies would cover any alleged third-party bodily injury and property damage caused by hydraulic fracturing including sudden and accidental pollution coverage.

Air emissions. The Clean Air Act of 1963 (as amended, the “Clean Air Act”), and comparable state laws restrict the emission of air pollutants from many sources, including compressor stations. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements, or use specific equipment or technologies to control emissions. We may be required to incur certain capital expenditures in the next few years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals for emissions of pollutants. For example, pursuant to then President Obama’s Strategy to Reduce Methane Emissions in August 2015, the EPA proposed new regulations that would set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities as part of the Obama Administration’s efforts to reduce methane emissions from the oil and natural gas sector by up to 45 percent from 2012 levels by 2025. The EPA finalized these new regulations on June 3, 2016 to be effective August 2, 2016; however on June 12, 2017 the EPA announced a proposed 2 year stay on these fugitive emissions standards “while the agency reconsiders them”. Therefore, the date when and if these standards may become implemented is still not known. In a second example, in October 2015, the EPA finalized a rulemaking proposal that revises the National Ambient Air Quality Standard for ozone to 70 parts per billion for both the 8-hour primary and secondary standards. Compliance with one or both of these regulatory initiatives could directly impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business.

Climate change. In 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, the EPA adopted regulations under the existing Clean Air Act establishing Title V and Prevention of Significant Deterioration (“PSD”) permitting reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. We could become subject to these Title V and PSD permitting reviews and be required to install “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if such facilities emitted volumes of GHGs in excess of threshold permitting levels. The EPA has also adopted rules requiring the reporting of GHG emissions from specified emission sources in the United States on an annual basis, including certain oil and natural gas production facilities, which include several of our facilities. We believe that our monitoring activities and reporting are in substantial compliance with applicable obligations.

Congress has from time to time considered legislation to reduce emissions of GHGs and there have been a number of federal regulatory initiatives to address GHG emissions in recent years, such as the establishing of Title V and PSD permitting reviews for GHG emissions as described in more detail above. Additionally, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future federal or state laws and regulations, or international compacts, could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements. On an international level, the United States was one of almost 200 nations that, in December 2015, agreed to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets, which agreement formally entered into force on November 4, 2016. While the United States formally accepted that agreement in September 2016, on June 1, 2017, President Trump determined to withdraw the United States from the Paris Agreement. Under the term of the Paris Agreement, the earliest possible effective date for withdrawal by the United States is November 4, 2020, four years after the agreement came into effect. Future United States regulations on GHG emissions designed to meet the Paris Agreement goals could impact us in ways that cannot be determined at this time.

While it is unclear at this time whether President Trump or Congress will pursue legislation or regulation to address GHG emissions in light of the withdrawal of the Paris Agreement, any such legislation or regulatory programs could also increase the cost of consuming, and thereby could reduce demand for the oil and natural gas that we produce. However, President Trump has taken certain actions since taking office that have begun to establish a national policy in favor of energy independence and economic growth. For example, on March 28, 2017, President Trump issued an Executive Order for the purpose of facilitating the development of United States energy resources and reducing unnecessary regulatory burdens associated with the development of those resources. Through the Executive Order, President Trump has directed agencies to review existing regulations that potentially burden the development of domestic energy resources, and appropriately suspend, revise, or rescind regulations that unduly burden the development of United States energy resources beyond what is necessary to protect the public interest or otherwise comply with the law. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Endangered species. The federal Endangered Species Act of 1973, as amended (the “ESA”), restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in an area where we wish to conduct seismic surveys, development activities or abandonment operations, or are located in an area where new pipelines are planned; the work could be prohibited or delayed or expensive mitigation may be required. Moreover, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas. As a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service (“FWS”) was required to make a determination on the listing of numerous species as endangered or threatened under the Endangered Species Act prior to the completion of the agency’s 2017 fiscal year. For example, while the lesser prairie chicken is not currently designated as threatened or endangered, in November 2016, the FWS issued its 90-day findings in response to a petition to reclassify the lesser prairie chicken under the ESA. In those findings, FWS found that the petition presented substantial information that the petitioned action may be warranted, prompting a thorough status review. We cannot predict the outcome of this review process. The designation of currently unprotected species, including the lesser prairie chicken, as threatened or endangered in areas where we operate as threatened or endangered could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

The Migratory Bird Treaty Act (“MBTA”) implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds. In accordance with this law, the taking, killing or possessing of migratory birds covered under this act is unlawful without a permit. If there is the potential to adversely affect migratory birds as a result of our operations, we may be required to obtain necessary permits to conduct those operations, which may result in specified operating restrictions on a temporary, seasonal, or permanent basis in affected areas and an adverse impact on our ability to develop and produce our reserves. However, in December 2017, the U.S. Department of Interior stated in a solicitor’s opinion that it will no longer prosecute oil and gas, wind and solar operators that accidentally kill birds based on a reinterpretation of the MBTA that it does not prohibit accidental takings of migratory birds.

We believe we are in substantial compliance with currently applicable environmental laws and regulations. Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2017, nor do we anticipate that such expenditures will be material in 2018. However, we regularly have expenditures to comply with environmental laws and we anticipate those costs will continue to be incurred in the future.

Employees

We do not directly employ any of the persons responsible for our management or operation. Rather, through December 31, 2017 our Former MGP employed the personnel necessary to manage and operated our business through a Transition Services Agreement ("TSA"). Beginning January 1, 2018 and following the expiration of the TSA, our MGP employs the personnel needed to manage and operate our wells.

Available Information

We make our periodic reports under the Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, available through our MGP’s website at www.diversifiedgasandoil.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). You may also receive, without charge, a paper copy of any such filings by request to us at PO Box 381087, Birmingham, AL 35238, telephone number (844) 378-1168. A complete list of our filings is available on the SEC’s website at www.sec.gov. Any of our filings are also available at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information.

ITEM 2: PROPERTIES

Natural Gas and Oil Reserves

For additional information, see Part II, Item 8, Note 9.

Productive Wells

Productive wells consist of producing wells and wells capable of production. The following table sets forth information regarding productive natural gas and oil wells in which we have a working interest as of December 31, 2017:

	Number of productive wells
	Gross	Net
Wells drilled at inception	85.00	80.75
Less:
Dry holes	2.00	2.00
Plugged and abandoned	2.00	2.00
Sold	6.00	4.50
Productive natural gas and/or oil wells	75.00	72.25
Developed Acreage
The following table sets forth information about our developed natural gas and oil acreage as of December 31, 2017:

	Developed Acreage
	Gross	Net
Pennsylvania	1,833	1,800
Ohio	837	764
Total	2,670	2,564

The leases for our developed acreage generally have terms that extend for the life of the wells. We believe that we hold good and indefeasible title to our producing properties, in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we commenced drilling operations, we conducted an extensive title examination and we performed curative work on defects that we deemed significant. We or our predecessors obtained title examinations for substantially all of our managed producing properties. No single property represents a material portion of our holdings.

Our properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. Our properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens materially interfere with our use of our properties.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we may be party to various routine legal proceedings arising out of the ordinary course of our business. Our MGP believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. As of December 31, 2017, there were no outstanding legal proceedings.

For additional information, see Part II, Item 8, Note 8.

ITEM 4: MINE SAFETY DISCLOSURES (Not applicable)

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our units, and we do not anticipate that a market for our units will develop. Our units may be transferred only in accordance with the provisions of Article VI of our partnership agreement which requires:

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

A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote. As of December 31, 2017, we had 503 limited partners.

Our MGP reviews our accounts monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We distribute any funds which our MGP determines are not necessary for us to retain. We will not advance or borrow funds for purposes of making distributions. Because operating expenses exceeded revenues, there were no distributions during either years ended December 31, 2017 and 2016.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below provides information to assist in understanding our financial condition and results of operations. You should read this in conjunction with Item 8, which contains our financial statements and notes thereto. Our operating cash flows are generated from the sale of our wells' production, which produce primarily natural gas, but also some oil. We deliver our produced natural gas to market through affiliated and/or third-party gas gathering systems.

Our ongoing operating and maintenance costs are fulfilled through revenues from the sale of our natural gas production and through subsidies provided by our MGP. Our results of operations are dependent upon the difference between prices received for our oil and natural gas production and the costs to find and produce such oil and natural gas. Oil and natural gas prices have been volatile and subject to fluctuations based on a number of factors beyond our control. We currently have no derivative contracts to hedge against declines in commodity prices, and we do not expect to hedge in the future.

RESULTS OF OPERATIONS

The following table sets forth information related to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Years Ended December 31,
	2017	2016	$ Change	% Change
Production revenues (in thousands):
Natural gas	$252	$185	67	36%
Oil	34	31	3	10%
Total	$286	$216	70	32%

Production volumes:
Natural gas (mcf/day)	269	322	(53)	(16)%
Oil (bbls/day)	2	2	—	—%
Total (mcfe/day)	281	334	(53)	(16)%

Average sales price:
Natural gas (per mcf)	$2.57	$1.58	$0.99	63%
Oil (per bbl)	$47.02	$41.55	$5.47	13%

Production costs:
Production costs (in thousands)	$329	$329	$—	—%
As a percent of revenues	115%	152%	(37)%	(24)%
Per mcfe	$3.21	$2.69	$0.52	19%

Depletion per mcfe	$—	$0.30	$(0.30)	(100)%

Revenues (in thousands)

The following table reconciles the changes in natural gas, oil and total revenues for the respective periods presented by reflecting the effect of changes in volumes and in the underlying commodity prices.

	Natural gas	Oil	Total
Revenues for the year ended December 31, 2016	$185	$31	$216
Volume decrease	(31)	(1)	(32)
Price increase	98	4	102
Net increase	67	3	70
Revenues for the year ended December 31, 2017	$252	$34	$286

The natural gas and oil volume variances reflected for the periods presented in the tables above relate to:

•wells being temporarily shut-in;

•	timing differences associated with the production from those wells depending upon when they are placed back into production; and
•normal and expected declines inherent in the life of a well.

Costs and Expenses (in thousands)

	Years Ended December 31,
	2017	2016	$ Change	% Change
Production	$329	$329	—	—%
Depletion	—	36	(36)	(100)%
Impairment	273	162	111	69%
Accretion of asset retirement obligations	71	68	3	4%
General and administrative	129	105	24	23%
Total costs and expenses	$802	$700	102	15%

Production expenses were relatively flat primarily due to an increase in transportation expenses and supervision fees offset by a decrease in repairs and maintenance costs.

Impairment of gas and oil properties was $269 and $162 for the years ended December 31, 2017 and 2016. The impairment was due to the deterioration of salvage values. At least annually, we compare the carrying value of our proved developed gas and oil producing properties to their estimated fair market value.

General and administrative expenses increased $24 (23%), primarily due to an increase in audit expenses and tax preparation fees.

Liquidity

We have no net cash flows from operating, investing and financing activities during the years ended December 31, 2017 and 2016. Cash flows from operations have been negative during the years ended December 31, 2017 and 2016 but have been subsidized by the MGP, even though the MGP is not required to do so. The Partnership has an accumulated deficit and lacks the financial resources to pay its current liabilities. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. While we limited control over the price we receive for our production, our MGP actively manages our operations in an effort to increase production and reduce expenses through innovative operating techniques and enhanced vendor management. For additional information, see Part II, Item 8, Note 2.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion and amortization, and impairment. We summarize our significant accounting policies within our financial statements (See Part II, Item 8, Note 1) included in this report. Our identified critical accounting policies and estimates are discussed below.

Reserve Estimates

Our reserve analysis is based upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures and availability of funds. The accuracy of these reserve estimates is a function of many factors including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. We engaged Wright & Company, Inc., our MGP's independent, third-party reserve engineer, to prepare a report of our proved reserves. For additional information see Item II, Item 8, Note 9.

Asset Retirement Obligations

We estimate the liability for the plugging and abandonment of our natural gas and oil wells based on our historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The associated asset retirement costs are capitalized as part of the carrying amount of the long lived asset. The liability is discounted using our MGP’s assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. We have no assets legally restricted for purposes of settling asset retirement obligations. Except for our natural gas and oil properties, we believe that there are no other material retirement obligations associated with tangible long lived assets. For additional information see Part II, Item 8, Notes 1 and 5.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partners and Unitholders
Atlas America Public #9 LTD.

Opinion on the financial statements

We have audited the accompanying balance sheets of Atlas America Public #9 LTD. (a Pennsylvania Limited Partnership) (the “Partnership”) as of December 31, 2017 and 2016, the related statements of operations, comprehensive loss, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2000.

Cleveland, Ohio
March 28, 2018

ATLAS AMERICA PUBLIC #9 LTD.
BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable trade–affiliate	35,500	41,700
Total current assets	35,500	41,700
Natural gas and oil properties, net	65,500	338,500
Long-term asset retirement receivable-affiliate	576,900	382,500
Total assets	$677,900	$762,700

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities:
Accounts payable trade-affiliate	$1,080,300	$718,100
Accrued liabilities	9,900	11,600
Total current liabilities	1,090,200	729,700
Asset retirement obligations	1,900,900	1,948,300
Total long-term liabilities	1,900,900	1,948,300
Total liabilities	2,991,100	2,678,000

Commitments and contingencies (Note 8)

Partners’ deficit:
Managing general partner’s deficit	(798,100)	(480,800)
Limited partners’ deficit (1,500 units)	(1,515,100)	(1,434,500)
Total partners’ deficit	(2,313,200)	(1,915,300)
Total liabilities and partners’ deficit	$677,900	$762,700
See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
REVENUES
Natural gas and oil	$285,900	$216,400
Loss on mark-to-market derivatives	—	(100)
Gain on sale of natural gas and oil properties	118,400	—
Total revenues	404,300	216,300

COSTS AND EXPENSES
Production	329,100	328,500
Depletion	—	36,400
Impairment	273,000	162,100
Accretion of asset retirement obligations	71,000	68,500
General and administrative	129,100	104,900
Total costs and expenses	802,200	700,400
Net loss	$(397,900)	$(484,100)

Allocation of net loss:
Managing general partner	$(317,300)	$(299,800)
Limited partners	$(80,600)	$(184,300)
Net loss per limited partnership unit	$(54)	$(123)
See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Net loss	$(397,900)	$(484,100)

Reclassification adjustment to net loss of mark-to-market gains on cash flow hedges	—	(700)
Total other comprehensive loss	—	(700)
Comprehensive loss	$(397,900)	$(484,800)
See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2017 AND 2016

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$(181,000)	$(1,250,200)	$700	$(1,430,500)

Participation in revenues and costs and expenses:
Net production expenses	(39,800)	(72,300)	—	(112,100)
Gain on mark-to-market derivatives	—	(100)	—	(100)
Depletion	(36,400)	—	—	(36,400)
Impairment	(162,100)	—	—	(162,100)
Accretion of asset retirement obligations	(24,300)	(44,200)	—	(68,500)
General and administrative	(37,200)	(67,700)	—	(104,900)
Net loss	(299,800)	(184,300)	—	(484,100)
Other comprehensive loss	—	—	(700)	(700)
Balance at December 31, 2016	(480,800)	(1,434,500)	—	(1,915,300)

Participation in revenues and costs and expenses:
Net production expenses	(15,300)	(27,900)	—	(43,200)
Gain on sale of natural gas and oil properties	42,000	76,400	—	118,400
Impairment	(273,000)	—	—	(273,000)
Accretion of asset retirement obligations	(25,200)	(45,800)	—	(71,000)
General and administrative	(45,800)	(83,300)	—	(129,100)
Net loss	(317,300)	(80,600)	—	(397,900)
Other comprehensive loss	—	—	—	—
Balance at December 31, 2017	$(798,100)	$(1,515,100)	$—	$(2,313,200)
See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(397,900)	$(484,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	—	36,400
Non-cash loss on derivative value	—	6,500
Impairment	273,000	162,100
Accretion of asset retirement obligations	71,000	68,500
Gain on sale of natural gas and oil properties	(118,400)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable trade-affiliate	6,200	(12,100)
Increase in asset retirement receivable-affiliate	(194,400)	(194,400)
Increase in accounts payable trade-affiliate	362,200	415,800
(Decrease) increase in accrued liabilities	(1,700)	1,300
Net cash provided by operating activities	—	—

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net change in cash	—	—
Cash at beginning of year	—	—
Cash at end of year	$—	$—
See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Atlas America Public #9 LTD. (the “Partnership”) is a Pennsylvania limited partnership, formed on July 27, 2000. DGOC Partnership Holdings, LLC serves as its Managing General Partner (“DGOC Holdings” or the “MGP”) and certain affiliates of the MGP serves as our Operators ("Operators"). DGOC Holdings is an indirect subsidiary of Diversified Gas & Oil, PLC (“Diversified”; AIM: DGOC). Unless the context otherwise requires, references below to “the Partnership,” “we,” “us,” “our” and “our company”, refer to Atlas America Public #9 LTD.

Until June 30, 2017, Atlas Resources, LLC previously served as our Managing General Partner and Operator (“Atlas Resources” or “Previous MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”). Titan is an independent developer and producer of natural gas, oil, and natural gas liquids, with operations in basins across the United States. On May 4, 2017, Titan entered into a definitive agreement to sell, among other conventional assets, its general and limited partnership equity interest (“Equity Interest”) in the Partnership to Diversified (the “Purchase and Sale Agreement” or “PSA”). The transaction was subject to customary closing conditions, had an effective date of April 1, 2017 and closed on June 30, 2017. Upon closing the PSA, the Previous MGP’s Equity Interest in the Partnership was transferred to DGOC Holdings and DGOC Holdings was admitted as a substitute managing general partner of the Partnership.

Use of Estimates

Preparation of the Partnership’s financial statements in conformity with U.S. GAAP requires the MGP to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of the Partnership’s financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. The Partnership’s financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, impairments, and the probability of forecasted transactions. The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery.  Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

Receivables

Accounts receivable trade-affiliate on the balance sheets consist solely of the trade accounts receivable associated with the Partnership’s operations. In evaluating the realizability of its accounts receivable, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by management’s review of the credit information. The Partnership extends credit on sales on an unsecured basis to many of their customers. At December 31, 2017 and 2016, the Partnership had no allowance for uncollectible accounts receivable on its balance sheets.

Asset retirement receivable-affiliate on the balance sheets consist solely of the net amount withheld from distributions for the purpose of establishing a fund to cover the estimated costs of plugging and abandoning the Partnership’s wells less any amounts used for the plugging and abandonment of the Partnership’s wells. As amounts are withheld, they are paid to the MGP and held until the Partnerships wells are plugged and abandoned, at which time, the funds are used to cover the actual expenditures incurred. The total amount withheld from distributions will not exceed the MGP’s estimate of the costs to plug and abandon the Partnership’s wells. For additional information, see Note 8. The following is a reconciliation of the Partnership’s asset retirement receivable-affiliate for the periods indicated:

	2017	2016
Asset retirement receivable-affiliate, beginning of year	$382,500	$188,100
Asset retirement estimates withheld	194,400	194,400
Asset retirement receivable-affiliate, end of year	$576,900	$382,500

Natural Gas and Oil Properties

Natural gas and oil properties are stated at cost. The Partnership follows the successful efforts method of accounting for natural gas and oil producing activities. The Partnership expenses maintenance and repairs as incurred that generally do not extend the useful life or enhance the productivity of an asset for two years or more through the replacement of critical components. The Partnership capitalizes major renewals and improvements that generally extend the useful life of an asset for two years or more through the replacement of critical components.

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

In the current year, the partnership recognized a gain on the sale of natural gas and oil properties of $118,400. This gain resulted from the relief of the asset retirement obligation associated with the sale of 6 gross (4.5 net) partnership wells. There were no cash proceeds associated with the sale. Although the sale did not relate to a complete field of proved property, a gain was recognized as a result of the remaining net book value of natural gas and oil properties at December 31, 2017 relating entirely to estimated salvage value.

As a result of the recent significant declines in commodity prices and associated recorded impairment charges, remaining net book value of natural gas and oil properties on our balance sheets at December 31, 2017 and 2016 was entirely related to the estimated salvage value of such properties. The estimated salvage values were based upon the MGP's and the Previous MGP's historical experience in determining such values. For additional information, see Note 4.

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

The MGP reviews the Partnership’s natural gas and oil properties on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion and impairment is less than the estimated expected undiscounted future cash flows including salvage. The MGP estimates the expected future cash flows based on the Partnership’s plans to continue to produce and develop proved reserves. The MGP calculates the expected future cash flow from the sale of the production of reserves based on estimated future prices. The Partnership estimates prices based upon current contracts in place, adjusted for basis differentials and market related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, we recognize impairment loss for the difference between the estimated fair market value (as determined by the discounted cash flows) and the carrying value of the assets.

Determination of oil and natural gas reserve estimates is a subjective process and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. For additional information, see Note 4.

Derivative Instruments and Other Comprehensive Loss

The Partnership’s Previous MGP entered into certain financial derivative contracts to manage the Partnership’s exposure to changes in commodity prices. The derivative instruments recorded on the balance sheets were measured as either an asset or liability at fair value. Changes in a derivative instrument’s fair value were recognized in the Partnership’s statements of operations unless specific hedge accounting criteria were met. On January 1, 2015, the Partnership discontinued hedge accounting through de-designation for all of its existing commodity derivatives which were qualified as hedges. As such, subsequent changes in fair value after December 31, 2015 of these derivatives were recognized immediately within loss on mark-to-market derivatives in the Partnership’s statements of operations, while the fair values of the instruments recorded in accumulated other comprehensive loss as of December 31, 2015 were reclassified to the statements of operations in the periods in which the respective derivative contracts settled. For the year ended December 31, 2016, the loss reclassified from accumulated other comprehensive loss into natural gas and oil revenues was $700 and the loss subsequent to hedge accounting recognized in loss on mark-to-market derivatives was $100.

Asset Retirement Obligations

The Partnership recognizes an estimated liability for the plugging and abandonment of its natural gas and oil wells and related facilities (For additional information see Note 5). The Partnership recognizes a liability for its future asset retirement obligations in the current period if a reasonable estimate of the fair value of that liability can be made.

Income Taxes

The Partnership is not subject to U.S. federal and most state income taxes. The partners of the Partnership are liable for income tax in regard to their distributive share of the Partnership’s taxable income. Such taxable income may vary substantially from net income reported in the financial statements. Accordingly, no federal or state deferred income tax has been provided for in the financial statements. The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2012. The Company’s tax returns are generally subject to possible examination by the taxing authorities for a period of three years from the date they are filed, though the Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of December 31, 2017.

Environmental Matters

The Partnership is subject to various federal, state, and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Partnership’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership maintains insurance which may cover in whole or in part certain environmental expenditures. The Partnership had no environmental matters requiring specific disclosure or requiring the recognition of a liability for the years ended December 31, 2017 and 2016.

Concentration of Credit Risk

The Partnership sells natural gas and oil, under contracts to various purchasers in the normal course of business. For the years ended December 31, 2017 and 2016, the Partnership had the following customers that individually accounted for greater than 10% of the Partnership’s natural gas and oil combined revenues, excluding the impact of all financial derivative activity.

	Percentage of Revenue
Customer	2017	2016
Direct Energy Business LLC	55%	—%
Castleton Commodities Merchant Trading, LLC	21%	16%
Ergon Oil Purchasing, Inc.	12%	15%
Chevron Natural Gas	—%	28%
Hess Energy Marketing, LLC	—%	23%
Other (no single customer accounts for more than 10% of revenues)	12%	18%
Total	100%	100%

Revenue Recognition

The Partnership generally sells natural gas and oil at prevailing market prices. Generally, the Partnership’s sales contracts are based on pricing provisions that are tied to a market index, with certain fixed adjustments based on proximity to gathering and transmission lines for natural gas and the quality of its natural gas and oil. Generally, the market index is fixed two business days prior to the commencement of the production month. The MGP recognizes revenue and the related accounts receivable when the MGP delivers the produced quantities to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. The Partnership recognizes revenues from the production of natural gas and oil in which the

Partnership has an interest with other producers on the basis of its percentage ownership of the working interest and/or overriding royalty.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing and collecting revenues and paying expenses. Accounts Receivable Trade-Affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and oil, and the receipt of a delivery statement. The MGP records revenues based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices.

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

At December 31, 2017, the MGP has completed the evaluation of sources of revenue and the impact of this accounting standards update on our results of operations, financial position, cash flows and financial disclosures, in addition to developing and implementing any process or control changes necessary. We do not expect to record a cumulative effect adjustment on date of adoption. The Partnership adopted the new standard on January 1, 2018 using the modified retrospective method at the date of adoption.

NOTE 2—ABILITY TO CONTINUE AS A GOING CONCERN

The recent significant declines in commodity prices have challenged the Partnership's ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, the MGP determined that there is substantial doubt about the Partnership's ability to continue as a going concern. The MGP intends, as necessary, to continue the Partnership's operations and to fund the Partnership's obligations for at least twelve months from the date the financial statements are issued. The MGP has concluded that such undertaking is sufficient to alleviate the doubt as to the Partnership's ability to continue as a going concern.

NOTE 3—PARTICIPATION IN REVENUES AND COSTS (WORKING INTEREST)

The MGP allocates revenues and expenses to the MGP and limited partners based on their proportion of capital contributions to total contributions ("working interest") per the partnership agreement. The MGP has provided an additional working interest of 7% as provided in the partnership agreement. The MGP determined the final working interest ownership of the partners once the wells were producing. The MGP and the limited partners generally participated in revenues and costs in the following manner:

	Managing General Partner	Limited Partners
Organization and offering costs	100%	—%
Lease costs	100%	—%
Intangible drilling costs	—%	100%
Tangible equipment costs	100%	—%
Revenues (1)	35%	65%
Operating costs, administrative costs, direct and all other costs (2)	35%	65%
___________________________________________________________

(1)
All partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the MGP received an additional 7% of the partnership revenues.

(2)	These costs will be charged to the partners in the same ratio as the related production revenues are credited.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT
The following is a summary of proved natural gas and oil properties at the dates indicated:

	December 31,
	2017	2016
Leasehold interest	$254,600	$254,600
Wells and related equipment	18,721,700	18,721,700
Total natural gas and oil properties	18,976,300	18,976,300
Accumulated depletion and impairment	(18,910,800)	(18,637,800)
Natural gas and oil properties, net	$65,500	$338,500

As a result of the recent significant declines in commodity prices and associated recorded impairment charges, remaining net book value of natural gas and oil properties on our balance sheet at December 31, 2017 represents management’s estimated salvage value of such properties.  The estimated salvage values were based on the MGP’s historical experience in determining such values.

The Partnership recorded depletion expense on natural gas and oil properties of $0 and $36,400 for the years ended December 31, 2017 and 2016, respectively, and natural gas and oil properties impairment charges of $273,000 and $162,100, respectively. At December 31, 2017 and 2016, the MGP redetermined estimated salvage values to be lower than previous estimates which resulted in the impairment of natural gas and oil properties. Estimated salvage values were redetermined based upon lower scrap material prices and due to the decline of natural gas drilling in the Appalachia basin in recent years. Due to the change in estimated salvage values of tangible equipment, all impairment expense was allocated to the MGP.

NOTE 5—ASSET RETIREMENT OBLIGATIONS

The estimated liability for asset retirement obligations is based on the MGP’s historical experience in plugging and abandoning wells, the estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells or if federal or state regulators enact new plugging and abandonment requirements. The Partnership has no assets legally restricted for purposes of settling asset retirement obligations.

The MGP’s historical practice and continued intention is to retain distributions from the limited partners up to the fair value of the future plugging and abandonment costs. As of December 31, 2017 and 2016, the MGP and the Previous MGP withheld $576,900 and $382,500, respectively, of net production revenue for future plugging and abandonment costs. The following table reconciles the Partnership’s asset retirement obligation liability for well plugging and abandonment costs:

	Years Ended December 31,
	2017	2016
Asset retirement liability, beginning of year	$1,948,300	$1,879,800
Accretion expense	71,000	68,500
ARO liability relieved on wells sold during the year	$(118,400)	$—
Asset retirement liability, end of year	$1,900,900	$1,948,300

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1–Unadjusted quoted prices for identical instruments in active markets.

Level 2–Quoted prices for similar instruments.

Level 3–Valuations that are significant and unobservable.

Financial Instruments

The Partnership determines its estimated fair value of the Partnership’s financial instruments, which include current assets and liabilities, based upon its assessment of available market information and valuation methodologies. The Partnership has categorized the estimated fair values of these instruments approximate their carrying amounts due to their short-term nature as Level 1.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Asset Retirement Obligations

The Partnership estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments discussed in Note 5. The MGP made no adjustments to retirement obligations for the years ended December 31, 2017 and 2016 and would define them, if applicable, as Level 3 fair value measurements. For additional information see Note 5.

Long-Lived Assets:

The Partnership estimates the fair value of its long-lived assets in conjunction with the review of assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions, and judgments regarding such events or circumstances. For the years ended December 31, 2017 and 2016, the Partnership recognized $273,000 and $162,100, respectively, of impairment of its long-lived natural gas and oil properties, which we defined as a Level 3 fair value measurement. For additional information see Note 4.

NOTE 7—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its partnership agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Direct costs, which are included in production and general administrative expenses in the Partnership’s statements of operations, are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf. Monthly well supervision fees of $337 per well per month for operating and maintaining the wells, are included in production expenses in the Partnership's statements of operations. Well supervision fees are proportionately reduced to the extent the Partnership does not acquire 100% of working interest in a well. Transportation fees are included in production expenses in the Partnership’s statements of operations and are payable at either 16% of the natural gas sales price or $0.35 per Mcf, whichever is greater. The MGP and its affiliates, with administrative support from the Previous MGP under the previously mentioned TSA, perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts Payable Trade-Affiliate on the Partnership’s balance sheet includes the net production expenses due to the MGP. The following table provides information with respect to these costs and the periods incurred:

	Years Ended December 31,
	2017	2016	$ Change	% Change
Transportation fees	$35,900	$25,700	$10,200	40%
Supervision fees	240,600	223,300	17,300	8%
Direct costs	52,600	79,500	(26,900)	(34)%
Total production costs	$329,100	$328,500	$600	14%

Administrative fees	$53,300	$49,700	$3,600	7%
Direct costs	75,800	55,200	20,600	37%
Total general and administrative	$129,100	$104,900	$24,200	23%

NOTE 8—COMMITMENTS AND CONTINGENCIES

General Commitments

Subject to certain conditions, investor partners may present their interests for purchase by the MGP. The purchase price is calculated by the MGP in accordance with the terms of the partnership agreement. In the event that the MGP is unable to obtain the necessary funds, it may suspend its purchase obligation.

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, exercised its right to retain $200 per month per well to cover estimated future plugging and abandonment costs. For additional information refer to Note 5.

Environmental risk is inherent to oil and natural gas operations, and we and our affiliates may be, at times, subject to potential environmental remediation liability. At December 31, 2017, there were no unresolved environmental matters. For additional information refer to Note 1.

Legal Proceedings

From time to time, the Partnership and affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising out of the ordinary course of its business. The MGP believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s or the MGP’s financial condition or results of operations. As of December 31, 2017, there were no outstanding legal proceedings.

NOTE 9—SUPPLEMENTAL NATURAL GAS AND OIL INFORMATION (UNAUDITED)

Natural Gas and Oil Reserve Information. For the periods presented, the MGP retained Wright & Company, Inc., the MGP's independent third-party reserve engineer, to prepare a report of proved reserves related to the Partnership. The reserve information for the Partnership includes natural gas and oil reserves which are all located in the United States. The independent reserves engineer’s evaluation was based on more than 41 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations. The MGP’s internal control procedures include verification of input data delivered to its third-party reserve specialist. Our MGP's Vice President of Gas Marketing, who has more than 18 years of natural gas and oil industry experience, oversaw the preparation, review and approval of reserve estimates with final approval by the MGP’s Chief Operating Officer.

The reserve disclosures that follow reflect estimates of proved developed reserves of natural gas and oil owned at year end, net of royalty interests. Proved developed reserves are those reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The proved reserves quantities and future net cash flows were estimated using an unweighted 12-month average pricing based on the prices on the first day of each month during the years ended December 31, 2017 and 2016, including adjustments related to regional price differentials and energy content.

Numerous uncertainties are inherent in estimating quantities of proven reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of natural gas and oil reserves included within the Partnership or the present value of future cash flows of equivalent reserves, due to anticipated future changes in natural gas and oil prices and in production and development costs and other factors.

This section is not applicable as there have been no economic reserves in any of the periods presented and all other required disclosures are covered in other areas of the financial statements.

In 2017 and 2016, we fully impaired the remaining value of our natural gas and oil properties due to prolonged reduced commodity prices.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our MGP's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There have been no changes in our system of internal control over financial reporting (such as term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our MGP’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework (COSO framework).
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
Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2017.

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

Officers and Key Operations Employees of Our General Partner

The Partnership has no officers. Rather, our Managing General Partner has the following individuals who serve as its officers and on its board of directors:

Name	Age	Position(s)
Robert "Rusty" R. Hutson Jr.	48	Chief Executive Officer
Bradley G. Gray	48	Finance Director and Chief Operating Officer
Eric M. Williams	39	Chief Financial Officer
John "Jack" W. Crook	59	Senior Vice President of Environmental, Health and Safety
William "Bill" Kurtz	52	Vice President, Gas Marketing

Robert ‘‘Rusty’’ R. Hutson Jr., (48), Chief Executive Officer

Mr. Hutson Jr. is the Chief Executive Officer of the general partner and has served as Chief Executive Officer of Diversified since its inception in 2001. Mr. Hutson Jr. is the fourth generation of his family to be involved in the oil and natural gas industry but the first to hold an executive role, with his father, grandfather and great grandfather all working in various field operational roles. Before founding Diversified Gas & Oil in 2001, Mr. Hutson Jr. held finance and accounting roles for 13 years at Bank One (Columbus, Ohio) and Compass Bank (Birmingham, Alabama). He finished his banking career as CFO of Compass Financial Services. Mr. Hutson has a B.S. degree in Accounting from Fairmont State College – West Virginia. He is a former certified public accountant (‘‘CPA’’) (Ohio).

Bradley G. Gray, (48), Finance Director and Chief Operating Officer

Mr. Gray serves as the Chief Operating Officer of the general partner and has serviced as Chief Operating officer of Diversified since October 2016. Prior to joining the Company in October 2016, Mr. Gray held the position of Senior Vice President and Chief Financial Officer for Royal Cup, Inc., a United States based commercial coffee roaster and wholesale distributor of tea and other beverage related products. Prior to Royal Cup, Inc., from 2006 to 2014, Mr. Gray worked in the petroleum distribution industry for The McPherson Companies, Inc. and held the position of Executive Vice President and Chief Financial Officer. Additionally, from 1997 to 2006, Mr. Gray worked in various financial and operational roles with Saks Incorporated, a previously listed New York Stock Exchange retail group in the United States. Mr Gray began his career at Arthur Andersen. Mr. Gray has a B.S. degree in Accounting from the University of Alabama and he is a licensed CPA (Alabama).

Eric M. Williams, (39), Chief Financial Officer

Mr. Williams joined Diversified in July 2017 from Callon Petroleum. During Eric’s more than seven-year tenure with Callon, the company grew significantly from a market capitalization of $40 million to over $3.5 billion, successfully transforming itself from a deep-water asset focused company to an onshore, pure-play horizontal drilling operator in the Permian Basin. Mr. Williams was instrumental in developing and enhancing the company’s external reporting streams, and established a formal investor relations function serving more than 30 sell-side analysts and a growing base of institutional investors. Mr. Williams began his career in PwC’s Birmingham, Alabama audit practice, and prior to his time at Callon, served in various roles including internal audit with a focus on Sarbanes Oxley implementation and compliance, controllership and financial reporting for several US publicly traded companies. Mr. Williams has a B.S. degree in Accounting from Samford University, a M.S. degree in Accounting from the University of Alabama and he is a licensed CPA (Alabama).

John "Jack" W. Crook, (59), Senior Vice President of Environmental, Health and Safety

Jack Crook is a licensed geologist with 36 years of oil and natural gas experience in environmental, health, safety and regulatory compliance. Mr. Crook started his career with the Pennsylvania Department of Environmental Protection and gained extensive knowledge within this field by taking on roles in the Department’s hydrology, water supply and oil and natural gas divisions. In 2012, Mr. Crook joined Titan as Vice President of Environmental, Health, Safety, Regulatory, and Security compliance. At Titan he oversaw safety policies, procedures and training and served on the Executive Committee. Mr. Crook is an Executive Board Member and Secretary of the Board of Pennsylvania Independent Oil & Gas Association. Mr. Cayton and Mr. Crook will be appointed by the Group following Completion.

William M. Kurtz, (52), Vice President of Energy Marketing

Mr. Kurtz joined the Company in 2017, bringing extensive experience that spans a 35-year career in the Oil & Gas Industry. His talents focused on advising and executing mergers & acquisitions, divestitures, and joint ventures for multiple organizations. His ongoing focus includes energy marketing. Mr. Kurtz began his career in 1983 as a Cartographer. Early in his career, he held subsequent positions that included Appalachian Landman, Surveyor, Appalachian Land Manager, and Senior Production Manager. During this time, he worked with multiple organizations including Atwood Energy, Inc., Transfuel Resources (Mitsubishi), and Lomak Petroleum (aka Range Resources). Immediately prior to joining the Company, Mr. Kurtz was employed with Atlas Energy, Inc. for 21 years where he held diverse positions that included Director of Business Development, Director of Production, and Senior Manager - Project Development. Mr. Kurtz is an active member of American Association of Professional Landmen, Society of Petroleum Engineers, and the Ohio Oil & Gas association where he serves on the Producers Committee.

Code of Business Conduct and Ethics

Because the Partnership does not directly employ any persons, the MGP has determined that the partnership will rely on a code of business conduct and ethics that applies to the principal executive officer, principal financial officer, and principal accounting officer of our general partner, as well as to persons performing services for us generally.

ITEM 11: EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We do not directly employ any persons to manage or operate our businesses. Instead, all of the persons (including executive officers of our MGP and other personnel) necessary for the management of our business were employed and compensated by Atlas Energy Group, Titan's parent company, through a TSA effective through December 31, 2017. After expiration of the TSA, staffing is provided by an affiliate of Diversified Gas and Oil PLC. Pursuant to our partnership agreement, our general partner manages our operations and activities through its and its affiliates’ employees (including employees of Atlas Energy Group and its MGP through a TSA). No officer or director of our MGP receives any direct remuneration or other compensation from us. (See “Item 13: Certain Relationships and Related Transactions” for a discussion of compensation paid by us to our MGP).

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2017, we had 1,500 units outstanding. No officer or director of our MGP owns any units. Although, subject to certain conditions, investor partners may present their units to us for purchase, though the MGP is not obligated by the partnership agreement to purchase more than 5% of our total outstanding units in any calendar year. The MGP is owned 100% by Diversified. The Partnership does not hae any equity compensation plans in place. The MGP is owned 100% by Diversified.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Relationship with DGOC Partnership Holdings, LLC

Natural Gas and Oil Revenues. Our MGP is allocated 35% of our natural gas and oil revenues in return for its payment and/or contribution of services towards our syndication and offering costs equal to 15% of our subscriptions, its payment of 100% of the tangible costs of drilling and completing our wells and its contributions to us of all of our natural gas and oil leases for a total capital contribution of $6,256,300. During the years ended December 31, 2017 and 2016, our MGP was allocated $15,300 and $39,800, respectively, for our net production expenses.

For additional information see Part II, Item 7 and Item 8.

Other Compensation. For the years ended December 31, 2017 and 2016, our MGP did not advance any funds to us, nor did it provide us with any equipment, supplies or other services.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2017 and 2016, the accounting fees and services charged by Grant Thornton, LLP, our independent auditors, were $50,600 and $41,200 respectively.

Audit Committee Pre-Approval Policies and Procedures

The audit committee of our MGP, on at least an annual basis, will review audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during 2017 and 2016.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Description
4.1
Certificate of Limited Partnership for Atlas America Public #9 LTD. (filed as Exhibit 4(a) to the Partnership's Form SB-2 Registration Statement filed September 8, 2000, as amended, File No. 333-44130, and incorporated herein by reference)

4.2
Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #9 LTD. (filed as Exhibit 4(b) to the Partnership's Form SB-2 Registration Statement dated September 8, 2000, as amended, File No. 333-44130, and incorporated herein by reference)

4.3
Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Atlas America Public #9 LTD. dated June 30, 2017 (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K dated June 30, 2017 and incorporated herein by reference)

4.4
Drilling and Operating Agreement for Atlas America Public #9 LTD. (filed as Exhibit to the Partnership's Form S-B Registration Statement dated September 8, 2000, as amended, File No. 333-44130, and incorporated herein by reference)

23.1(a)	Consent of Wright & Company, Inc.
31.1(a)	Rule 13a-14(a)/15(d) – 14 (a) Certification
31.2(a)	Rule 13a-14(a)/15(d) – 14 (a) Certification
32.1(b)	Section 1350 Certification
32.2(b)	Section 1350 Certification
99.1(a)	Summary Reserve Report
101(c)	Interactive Data File
(a)	Filed herewith
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

ATLAS AMERICA PUBLIC #9 LTD.

BY: DGOC PARTNERSHIP HOLDINGS, LLC, (MANAGING GENERAL PARTNER)

Date: March 28, 2018	By:	/s/ ROBERT R. HUTSON, JR.
Robert R. Hutson, Jr., Chief Executive Officer (principal executive officer) of the Managing General Partner
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2018	By:	/s/ ROBERT R. HUTSON, JR.
Robert R. Hutson, Jr., Chief Executive Officer (principal executive officer) of the Managing General Partner

Date: March 28, 2018	By:	/s/ BRADLEY G. GRAY
Bradley G. Gray, Chief Operating Officer (principal financial officer) of the Managing General Partner