Form 10-Q
period 2018-03-31
ATLAS AMERICA PUBLIC #9 LTD.
filed 2018-05-15
CIK 1121745

United States
Securities and Exchange Commission
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-49776
_________________________________________________________
ATLAS AMERICA PUBLIC #9 LTD.
(Exact name of registrant as specified in its charter)
_________________________________________________________

Pennsylvania	25-1867510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o DGOC Partnership Holdings, LLC 1100 Corporate Drive
Birmingham, Alabama	35242
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

ATLAS AMERICA PUBLIC #9 LTD.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM I FINANCIAL STATEMENTS
ATLAS AMERICA PUBLIC #9 LTD.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable trade-affiliate	39,200	35,500
Total current assets	39,200	35,500
Gas and oil properties, net	65,500	65,500
Long-term asset retirement receivable-affiliate	621,800	576,900
Total assets	$726,500	$677,900
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities:
Accounts payable trade-affiliate	$1,167,200	$1,080,300
Accrued liabilities	6,100	9,900
Total current liabilities	1,173,300	1,090,200

Asset retirement obligations	1,918,200	1,900,900
Commitments and contingencies (Note 4)

Partners’ deficit:
Managing general partner’s deficit	(816,300)	(798,100)
Limited partners’ deficit (1,500 units)	(1,548,700)	(1,515,100)
Total partners’ deficit	(2,365,000)	(2,313,200)
Total liabilities and partners’ deficit	$726,500	$677,900

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2018	2017
REVENUES
Natural gas and oil	$78,500	$86,600
Total revenues	78,500	86,600
COSTS AND EXPENSES
Production	76,400	80,600
Accretion of asset retirement obligations	17,300	17,700
General and administrative	36,600	28,400
Total costs and expenses	130,300	126,700
Net loss	$(51,800)	$(40,100)
Allocation of net loss:
Managing general partner	$(18,200)	$(14,300)
Limited partners	$(33,600)	$(25,800)
Net loss per limited partnership unit	$(22)	$(17)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
CONDENSED STATEMENT OF CHANGES IN PARTNERS’ DEFICIT
FOR THE THREE MONTHS ENDED
MARCH 31, 2018
(Unaudited)

	Managing General Partner	Limited Partners	Total

Balance At December 31, 2017	$(798,100)	$(1,515,100)	$(2,313,200)
Participation in revenues, costs and expenses:
Net production expenses	800	1,300	2,100
Accretion of asset retirement obligations	(6,100)	(11,200)	(17,300)
General and administrative	(12,900)	(23,700)	(36,600)
Net loss	(18,200)	(33,600)	(51,800)

Balance At March 31, 2018	$(816,300)	$(1,548,700)	$(2,365,000)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows used in operating activities:
Net loss	$(51,800)	$(40,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of asset retirement obligations	17,300	17,700
Changes in operating assets and liabilities:
Increase in accounts receivable trade-affiliate	(3,700)	(2,200)
Increase in asset retirement receivable-affiliate	(44,900)	(48,700)
Increase in accounts payable trade-affiliate	86,900	79,500
Decrease in accrued liabilities	(3,800)	(6,200)
Net cash provided by operating activities	—	—

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Net cash used in financing activities	—	—
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #9 LTD.
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018
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

  The Partnership has drilled and currently operates wells located in Pennsylvania and Ohio. We have no employees and rely on our MGP to staff and manage our operations, which in turn, relied on Atlas Energy Group, LLC, Titan’s parent company, for administrative services through a Transition Services Agreement effective through December 31, 2017. Since the expiration of the TSA, staffing is provided by an affiliate of Diversified.

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

Numerous uncertainties are inherent in estimating quantities of proved reserves and in projecting future net revenues. The prices at which the Partnership’s natural gas and oil will be sold are uncertain and the Partnership is not guaranteed a specific price for the sale of its production. Changes in natural gas and oil prices have a significant impact on the Partnership’s cash flow and the value of its reserves. Lower natural gas and oil prices may, in addition to decreasing the Partnership’s revenues, also reduce the amount of natural gas that the Partnership can produce economically.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low, on a relative basis, in 2018. Lower commodity prices negatively impact the Partnership’s revenues, earnings and cash flows, and having persisted on a sustained basis have materially adversely effect the Partnership’s liquidity position, resulting in net operating losses since 2015. Additionally, in 2015 the Partnership experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. Interim period results are not necessarily indicative of results to be expected for the full year. These condensed financial statements have been prepared in accordance with rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. They should be read in conjunction with the financial statements for the year ended December 31, 2017 and notes thereto included in our 2017 Annual Report on Form 10-K, which include a summary of the significant accounting policies.

Use of Estimates

The preparation of the Partnership’s condensed financial statements in conformity with U.S. GAAP requires the MGP to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s condensed financial statements, as well as the reported amounts of revenues and costs and expenses during the reporting periods. The Partnership’s condensed financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, impairments and the probability of forecasted transactions. The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

Gas and Oil Properties

The following is a summary of natural gas and oil properties at the dates indicated:

	March 31,	December 31,	Change
	2018	2017	$	%
Proved properties:
Leasehold interests	$254,600	$254,600	$—	—
Wells and related equipment	18,721,700	18,721,700	—	—
Total natural gas and oil properties	18,976,300	18,976,300	—	—
Accumulated depletion and impairment	(18,910,800)	(18,910,800)	—	—
Gas and oil properties, net	$65,500	$65,500	$—	—

Sustained low commodity prices and the associated recorded impairment charges have driven the remaining net book value of gas and oil properties on our condensed balance sheets at March 31, 2018 and December 31, 2017 to be entirely related to the estimated salvage value of such properties.  The estimated salvage values are based on the MGP’s historical experience in determining such values.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard requires an entity to identify all customer contracts and their corresponding performance obligations, determine the transaction price and its allocation, at the entity level, and to recognize revenue upon fulfillment of the performance obligation. ASU 2014-09 replaces most of the existing revenue recognition requirements in GAAP. The Partnership adopted the standard on January 1, 2018 using the modified retrospective method as of the adoption date. The new standard did not have a material impact on the Partnership's Financial Statements other than requiring new disclosures.

Revenue Recognition

The Partnership sells natural gas under multiple purchaser contracts. The Partnership’s performance obligation, to the customer, includes the production and sale of natural gas at multiple delivery points. The sales contracts are based on blended rate pricing provisions with fixed and variable components. The fixed component is well defined, under each purchaser contract, and is tied to base production levels. The variable component is generally tied to a regional market index and is received for anything in excess of the base production levels outlined under each customer contract. Under certain agreements, the Partnership’s natural gas sales are delivered to midstream processing entities and DGOC Partnership Holdings, LLC is in control of the gas asset at all points of sale to the purchaser(s). The gathering fees charged, by the midstream processing agents, are paid at the gross rate, by the Partnership as production costs which is consistent with prior reporting periods. The Partnership recognizes revenue and related accounts receivable in the month the performance obligation has been met. However; the settlement statements may not be received from the purchaser for 30-90 days after the production is delivered. As a result, DGOC Partnership Holdings, LLC is required to estimate and accrue for the current month’s revenue using well defined processes that have historically demonstrated close proximities to actual payments. The current revenue accruals have existing internal controls and are evaluated, for accuracy, on a regular basis. Revenues from the production of natural gas, in which the Partnership has an interest with other producers, are recognized on the basis of its percentage ownership of working interest and/or overriding royalty. The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses.

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s condensed statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s condensed statements of operations, are payable at $337 per well per month for operating and maintaining the wells. Well supervision fees are proportionately reduced to the extent the Partnership does not acquire 100% of the working interest in a well. Transportation fees are included in production expenses in the Partnership’s condensed statements of operations and are payable at either 16% of the natural gas sales price or $0.35 per Mcf, whichever is greater. Direct costs, which are included in production and general administrative expenses in the Partnership’s condensed statements of operations, are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf. Direct costs that are in excess of earnings are recorded as an increase to accounts payable trade-affiliate and reflected as changes in operating assets and liabilities in the operating section of the Condensed Statement of Cash Flows.

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended March 31,		Change
	2018	2017*	$	%
Administrative fees	$12,800	$13,500	$(700)	(5)%
Supervision fees	57,800	60,600	(2,800)	(5)%
Transportation fees	10,100	9,400	700	7%
Direct costs	32,300	25,500	6,800	27%
Total	$113,000	$109,000	$4,000	4%
* Amounts paid to the Previous MGP.

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

Beginning one year after each of the Partnership’s wells has been placed into production, our Operators may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of March 31, 2018, the Operators have withheld $621,800 of net production revenue for future plugging and abandonment costs.

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

The Partnership cautions you that the forward-looking statements contained in this Form 10-Q are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the production and sale of oil and natural gas. These risks include, but are not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”),including under the heading entitled “Forward-Looking Statements,” and all quarterly reports on Form 10-Q filed subsequently thereto. Should one or more of the risks or uncertainties described herein or in our 2017 Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

General

See Note 1 to our condensed financial statements for a description of our business. Comparisons to financial results for periods prior to July 2017 reflect the results of the Predecessor Partnership.

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
Beginning in the third quarter of 2014, the global prices for oil and natural gas began a dramatic decline, and while improved, prices remain low on a relative basis. Current prices remain significantly less than they were in the several years prior to mid-2014. A decline in oil and natural gas prices and a sustained period of oil and natural gas prices at depressed levels could have a material adverse effect on our financial condition. We currently do not have any derivative contracts to hedge against declines in commodity prices.
We pay our MGP, as an Operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas such as:

•	well tending, routine maintenance and adjustment;

•	reading meters, recording production, pumping, maintaining appropriate books and records; and

•	preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the production and sale of oil, the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our Operators, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of March 31, 2018, our Operators have withheld $621,800 of net production revenues for this purpose.

Results of Operations

The following table sets forth information relating to our production revenues, production volumes, average sales prices, production costs and depletion during the periods indicated:

	Three Months Ended March 31,		Change
	2018	2017	$	%
Production revenues (in thousands):
Gas	$65	$72	$(7)	(10)%
Oil	14	15	(1)	(7)%
Total	$79	$87	$(8)	(9)%

Production volumes:
Gas (mcf/day) (1)	280	259	21	8%
Oil (bbl/day) (1)	3	4	(1)	(25)%
Total (mcfe/day) (1)	298	283	15	5%

Average sales prices: (2)
Gas (per mcf) (1)	$2.58	$3.09	$(0.51)	(17)%
Oil (per bbl) (1)	$58.65	$37.83	$20.82	55%

Production costs:
As a percent of revenues	97%	93%	4%	4%
Per mcfe (1)	$2.87	$3.15	$(0.28)	(9)%

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.

(2)	Average sales prices represent accrual basis pricing.

Revenues

The following tables reconcile the changes in natural gas, oil and total revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

	Three Months Ended March 31,
	Natural gas	Oil	Total
Revenues for the three months ended March 31, 2017	$72,100	$14,500	$86,600
Volume increase (decrease)	5,800	(5,800)	—
Price (decrease) increase	(13,000)	4,900	(8,100)
Net decrease	(7,200)	(900)	(8,100)
Revenues for the three months ended March 31, 2018	$64,900	$13,600	$78,500

 The natural gas and oil volume variances reflected for the periods presented in the tables above relate to (1) wells being temporarily shut-in, (2) which may result in timing differences associated with the production from those wells depending upon when they are placed back into production, and (3) normal and expected declines inherent in the life of a well.

Costs and Expenses

	Three Months Ended March 31,
			Change
	2018	2017	$	%
Production	$76,400	$80,600	$(4,200)	(5)%
Accretion of asset retirement obligations	17,300	17,700	(400)	(2)%
General and administrative	36,600	28,400	8,200	29%
Total costs and expenses	$130,300	$126,700	$3,600	3%

Production expenses were $76,400 and $80,600 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $4,200 (5)%. The decrease during the three months ended March 31, 2018 when compared to the prior year and correspond to an equal drop in produced volumes of oil and gas.

General and administrative expenses for the three months ended March 31, 2018 and 2017 were $36,600 and $28,400, respectively, an increase of $8,200. This increase was due to an increase in audit expenses.

Cash Flows Overview

There were no cash flows from operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production, lease operating expenses, gathering, processing and transportation expenses, severance taxes, general and administrative expenses.

No cash was provided by investing activities for the three months ended March 31, 2018 and 2017.

No cash was used in financing activities for the three months ended March 31, 2018 and 2017.

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

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Under the supervision of the MGP's Chief Executive Officer and Principal Financial Officer, the MGP has carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the MGP's Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2018, its disclosure controls and procedures were effective.

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

ATLAS AMERICA PUBLIC #9 LTD.

	By:	DGOC Partnership Holdings, LLC, its
Managing General Partner

Date: May 15, 2018	By:	/s/ Robert R. Hutson, Jr.
Robert R. Hutson, Jr., Chief Executive Officer (principal executive officer) of the Managing General Partner

Date: May 15, 2018	By:	/s/ Bradley G. Gray
Bradley G. Gray, Chief Operating Officer (principal financial officer) of the Managing General Partner